Form 10-K
period 2020-12-31
UC Asset LP
filed 2021-08-03
CIK 1723517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________________to_______________________________________________

UC ASSET LP

(Exact Name of Registrant as Specified in its charter)

Delaware	024-10802	30-0912782
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

2299 Perimeter Park Drive, Suite 120

Atlanta, Georgia 30341

(Address of principal executive offices)

Registrant’s telephone number: (470) 475-1035

Copies to:

Richard W. Jones, Esq.

Jones & Haley, P.C.

750 Hammond Drive

Building 12, Suite 100

Atlanta, Georgia 30328

(770) 804-0500

www.corplaw.net

Securities registered pursuant to Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Act: Common Units

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $12,961,197

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Units: 5,635,303

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements. All statements other than statements of historical facts contained in this document, including statements regarding our future results of operations and financial position, business strategy, and likelihood of success and other plans and objectives of management for future operations, and future results of current and anticipated products are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “aim,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this document are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this document and are subject to a number of risks, uncertainties and assumptions described under the sections in this document titled “Risk Factors” and elsewhere in this document. Forward-looking statements are subject to inherent risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, new risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties that we may face. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

ii

PART I

Item 1. Business.

General development of business.

UC Asset LP partnership (“UC Asset,” the “Company,” the “Partnership”, “we,” or “us”) is a limited partnership formed on February 01, 2016 under the laws of the State of Delaware. We invest in our portfolio investments for the purpose of capital appreciation. According to our bylaws, the overwhelming majority of our portfolio investments must be allocated to real estate in metropolitan areas, such as Atlanta, GA and Dallas, TX. Our portfolio investments are owned through a number of subsidiaries, which may develop, redevelop, operate and trade these properties for the purpose of expanding our portfolio, increasing capital appreciation, and exiting from investments. As of March 31, 2021, all of our subsidiaries are wholly-owned and controlled by us. Our principal office address is 2299 Perimeter Park Drive, Suite 120, Atlanta, GA 30341.

Our partnership is managed by our general partner, UCF Asset LLC under the terms of our partnership’s Limited Partnership Agreement. Except for limited conditions defined in our limited partnership agreement, UCF Asset LLC acting as general partner has authority to exercise full management of our partnership. Limited partners are passive investors and have limited power over our partnership and our general partner.

General Partner

UCF Asset LLC is a limited liability company formed on January 26, 2016 under the law of the State of Georgia. The principal office of our general partner is the same to that of our partnership.

The individuals who, directly or indirectly, own and control our general partner are “Larry” Xianghong Wu with an 80% interest and Gregory Bankston with a 20% interest. Gregory Bankston is the managing member of our general partner.

UCF Asset LLC does not conduct any business activities other than management of our partnership.

The general partner may be removed, upon consent of the limited partners representing at least sixty-six and two-thirds percent (66 2/3%) of the outstanding common units voting as a single class, where (i) the general partner has been convicted of fraud, embezzlement, or a similar felony by a court of competent jurisdiction in a final judgment, or (ii) the general partner materially and willfully breaches our limited partnership agreement.

The general partner may, at any time, assign all or a portion of its partnership interest to any affiliate and, in the general partner’s sole discretion, admit the affiliate as an additional or substitute general partner.

The general partner is paid an annual management fee, in four payments made quarterly, at 2.0% of net asset under management of the partnership.

Business Operations

By and as of December 31, 2020, our operations primarily consist of our ownership interests in Atlanta Landsight LLC, SHOC Holdings LLC, and Hotal LLC, all of them are Georgia limited liability companies,. Our partnership owns 100% of all these subsidiaries.

Atlanta Landsight LLC, (“ALS”), invests in residential and commercial properties in the Atlanta metropolitan area. The primary goal of Atlanta Landsight’s business is to support the interests of the wider group of investors in UC Asset LP. Its investment strategy involves acquiring a property, renovating or remodeling it, and placing it back on the market for sale, or renting it out for continuous rental income. All the development and redevelopment works are performed by third party contractors, of which the P&L will not contribute to ALS’s gains and losses. Occasionally, ALS also invested in residential properties in other metropolitan areas. As of December 31, 2020, ALS has decreased its holdings in residential property, but has not made any investments in commercial real estate. Over time, we expect that commercial properties will account for the majority of ALS’s portfolio.

SHOC Holdings LLC (“SHOC LLC”) is a start-up with an innovative business model to invest in and develop properties located in communities adjacent to major airports and/or central business districts for shared home-office accommodations. We founded SHOC LLC in the fourth quarter of 2020 by contributing an initial capital of $900,000, which included $200,000 of cash and $700,000 of short-term notes assigned to SHOC LLC. As of December 31, 2020, SHOC LLC had not made any investment. It would make its first investment by acquiring a 10-unit apartment building in downtown Atlanta in April, 2021, for a consideration of approximately $750,000.

Hotal Services LLC (“HOTAL”) is a start-up whose business strateg is to invest in hospitality properties. We formed HOTAL in the fourth quarter of 2020 by investing a nominal amount of capital and by assigning to it certain intangible assets, including the registered brand name “Hotal “ and website “theHotal.com. ” Those intangible assets are not valued and carry zero book value.

UC Asset LP also invests in private debts and other non-property-based opportunities, to the extent that the revenue generated from those debts and other opportunities will not exceed ten percent (10%) of total revenue of the Partnership. From inception through December 31, 2020, UC Asset LP held debt investments of approximately $750,000 in total. $700,000 of those debts were assigned to SHOC LLC as capital contribution in the fourth quarter of 2020.

Historical Investments

In November 2016, we formed UCF Development LLC (“UCFD”), a Texas limited liability company, with a non-afflicated third party, and we owned 75% of its outstanding ownership interests. UCFD then invested by acquiring a 72-acre farm in Farmersville, Texas, which is located in the Dallas metropolitan area. In February 2018, we bought out the other investor and we became 100% owner of UCFD. Total cost of owning 100% interest of the farmland is approximately $850,000.

The original plan was to partner with developer to develop the farmland into 40-50 lots for residential properties. UCFD aborted the plan in the beginning of the year 2020 and transferred the Farmersville farmland to ALS through a nominal transaction. UCFD was dissolved in November 2020. The farmland was sold by ALS in November 2020 for $1,300,000.00.

Narrative description of business.

The business purpose of our Partnership is to invest for capital appreciation.

By and of the date of December 31, 2021, our partnership primarily invest in residential properties for capital appreciation in the Atlanta metropolitan area. We have made our first commercial property investment in the second quarter of 2021, and expect to expanding our portfolio to include more commercial properties.

We perform our investment activities through a number of subsidiaries, which are usually wholly-owned or majority-owned by us, and all of them operate for the business purpose of real estate investment.

Our investment strategy is to look for high-growth and value-added investment patterns in real estate. Each of our subsidiaries are expected to create and implement their unique high-growth and value-added investment patterns or models. The management of Partnership will work continuously to identify such investment patterns/models, and then invest in existing companies or form new companies of which the business purposes are to implement those strategies/models for greater capital appreciation.

Specifically, new technologies are changing people’s life, changing their way to live, work and travel. Hence new technologies are redefining the concept of “property” for both residential and commercial properties. We believe that technology will create many new opportunities for value-added, high-growth investment patterns/models in real estate.

Residential Investment in Metropolitan Atlanta

Our subsidiary, Atlanta Landsight LLC, a Georgia limited liability company, acquires and redevelops residential real estate properties in metropolitan Atlanta, mostly in suburban regions north of downtown Atlanta, known as Brookhaven, Dunwoody and Marietta, and in downtown Atlanta. Atlanta is the ninth largest metropolitan area in the United States.

Upon acquisition of a property, Atlanta Landsight LLC may make improvements intended to increase its value before putting it back on the market for sale. Depending on the condition of a property, the improvements may be renovation, remodeling, or a complete tear-down and rebuild of the residential home. After improvements, ALS management may sell the completed project immediately if management believes the submarket has reached its short-term peak; or, they may rent it out for a period, usually 12 months, if management believes that the submarket has potential of appreciation in the coming year. All the works of improvements are performed and managed by independent third parties, of which ALS is not responsible for its profit and loss (P&L) and their P&L will have no substantial impact on ALS’s gain or loss.

ALS may resell a property without improvement if the value appreciation has generated a satisfactory ROI, or if there are any reasonable business considerations.

Renovation

Renovating a property usually includes optimizing spaces, fixing or replacing water, power and HVAC equipment, installing new flooring, upgrading the kitchen and bathrooms, installing new appliances, and/or painting of interior and exterior walls. Renovation can be a relatively low-cost method to improve the value of a property.

For the fiscal year of 2019, ALS completed 7 residential renovation projects in the Atlanta metropolitan area. Three properties were sold, and three were rented out, and one property was still listed for sale as of December 31, 2019. This property was ultimately sold in the first quarter of 2020.

For the fiscal year of 2020, ALS completed one residential renovation project in the Atlanta metropolitan area. It was sold in early August 2020. ALS terminated the lease of one of the rental properties, and listed it for sale in May 2020. This property was sold in early August 2020.

Remodeling

A remodeled property may include many of the renovations described above, but it can also include changes to the structure, usually by adding more space and altering floor plans. Remodeling will usually cost more than renovation but less than rebuilding, and its return on investment (“ROI”) will usually be higher than renovation but lower than rebuilding.

For the fiscal years 2019 and 2020, ALS did not have any remodeling projects. Atlanta Landsight LLC’s last remodeling project was completed in 2017. It was rented out for several years before eventually sold in June 2021.

Rebuilding

If the condition of a property is in such poor shape that it would not be cost effective to repair it, it may be a candidate to tear down and rebuild. When choosing properties to rebuild, ALS management prefers those in a neighborhood where other active rebuilding projects have taken place and completed rebuilt properties have been sold.

For the fiscal year of 2019, ALS completed two rebuilding projects in the Atlanta metropolitan area. One of them was sold, and the other one was rented out in June, 2020.

For the fiscal year of 2020 and till the first quarter of 2021, ALS completed one rebuilding project and it was sold in April 2021.

* * *

Starting from the second quarter of 2020, ALS has been decreasing its portfolio in residential properties. The process continued in 2021, as the management project that residential market has reached its short-term peak. As of December 31, 2020, ALS owned six residential properties in metro Atlanta; one residential property in Greensboro, North Carolina and developable land in Farmersville, Texas.

Of these seven properties, ALS has completed redevelopment of four and is in the process of redevelopment of one. These five properties are for sale or leased out on annual contracts. Monthly revenue on four rental properties is approximately $14,600 as of December 31, 2020. The net market value of those five rental properties was assessed at approximately $3.25 million in total, as of January 2021. One other property is currently on hold and to be listed for sale by summer of 2021. The projected listing price will be approximately $565,000.

Two properties are currently under hold due to uncertainty of their submarkets. These two properties have a total net market value of approximately $291,000, as of December 31, 2021.

As of December 31, 2020, the fair market value of most of ALS’ residential properties was obtained by appraisals conducted by an independent and licensed appraiser, i.e., Real Estate Valuation Inc, except for the two properties that were under hold due to uncertainty. The fair market value of these two properties were assessed using a method developed by the management. This method has been reviewed and approved by an independent and licensed third party. – i.e. Brandon Atkins from Keller Williams (Atlanta Perimeter office).

SHOC (“Shared Home Office Cluster/Community”) property investment in Metro Atlanta

SHOC is a new concept of properties similar to the “home rentals” business model developed and operated by companies such as Airbnb (NASDAQ: ABNB) and Vrbo. The improvement from common “home rentals” is that SHOC properties are defined as home-offices for rent.

Home rentals have become trendy and are perceived as alternatives to conventional hotels. So far, home rentals have become an appealing choice for leisure travelers, but not as appealing to business travelers. According to our research, there are two major factors that are preventing business travelers from using home rentals instead of conventional business hotels. First, most home rental properties are residential properties , absent of business facilities, such as conference rooms. Secondly, most home rental properties are not adjacent to either major airports or the center business districts, which make them geographically not convenient for business travelers. To address those concerns, we have come up with the concept SHOC, standing for Shared Home-Office Community or Shared Home-Office Cluster (depending on the density of our SHOC properties). In comparison to conventional hotel rooms, SHOC will be equipped with home-office facilities such as hi-speed internet, video conferencing, easy access to office accessories such as printers and scanners, and other tools to empower today’s business travelers. But it also presents the personalized charm, including home-style full-equipped kitchen, to serve travelers with a home office away from home.

Further, we believe that SHOC can be a powerful business model when renovating communities. In many metro cities, there are distressed residential communities adjacent to airports or central business districts (CBDs). Those distressed communities are suffering from not only the loss of property values, but also the loss of business revenues. SHOC builders are not only renovating houses, but also turning those houses into income-generating businesses. As the result, it will improve the well-being of communities, and may deliver better returns on our investments.

SHOC holdings LLC(“SHOC LLC”) is the start-up focusing on development of SHOC properties. We own 100% of the ownership interests in SHOC LLC. Before the formation of SHOC LLC, another investee of ours, namely Atlanta Landsight LLC (“ALS”) , has made successful investments into home renovations in distressed communities. With very few pilot projects, ALS made over 50% annualized return on a single sale. We believe ALS’s expertise is transferable to SHOC LLC, which will be a benefit to the development of SHOC’s business.

For the fiscal year of 2020:

SHOC LLC has just started and has done some research and development of its products, and has searched and screened properties that could potentially become SHOC properties, however, no projects have been completed, and no revenues have been generated at this time.

Hotal LLC

In the fourth quarter of 2020, we formed Hotal LLC with purpose to apply innovative investment models in hospitality properties. As of December 31, 2020, it had not made any investments.

Farmland Investment in Metropolitan Dallas

In September 2016, our subsidiary UCF Development LLC (“UCFD”) purchased 76% of a 72.53-acre farmland located within the township of Farmersville, Texas, in Collin County, located in the northeast quadrant of the Dallas Metropolitan Area. In February 2018, UCFD purchased the remaining 24% of this property, and this land is now included in our investment, Atlanta Landsight LLC.

The purchase price in September, 2016 for the Farmersville property was $805,216. The total historical cost for this property (including commissions, taxes, consulting fees etc.) is approximately $900,000, as of September 30, 2020.

The value of the Farmersville, TX property is solely based on the valuation by independent and licensed third parties. The most up-to-date appraisal report valued the property at $1,088,000.00 as of December 19, 2019. This report was provided by Michelle Godwin from Valuright Appraisal, Inc.

This property was sold for $1,300,000.00 in October, 2020.

Debt Investments

We have made a limited number of debt investments from time to time. These investments were in the form of promissory notes or private loans , to related and unrelated third parties. As of December 31, 2020, we have made $2,320,000 of debt investments since inception, with $1,982,754 outstanding. $700,000 of outstanding debt investments are held under our investee SHOC Holdings LLC, and are not secured. $1,200,000 of outstanding debt investments are held under our investee ALS. The $1,200,000 note under ALS was generated from a seller financing sale of our farmland property, and is secured by the property itself.

Revenue from our debt investment, mostly interests, adds up to approximately $31,581 in 2020, which accounts for less than 1% of our overall revenue, which stands at approximately $4,526,233 in 2020.

Status of Publicly Announced New Services

In May 2020, we announced that we were offering, through and to be managed by Atlanta Landsight LLC , a pandemic mortgage debt relief program for businesses experiencing financial emergencies due to the COVID-19 pandemic. This program is aimed at acquiring equities in commercial properties which are suffering from the impact of Covid-19 pandemic.

As of December 31, 2020, this new service has been terminated due to inadequate demand from the market. We have spent approximately $5000 in marketing and promoting this program. which represents total cost associated with this program.

Competitive Position in the Industry and Methods of Competition

1.	Unique legal structure

UC Asset is structured as a Master Limited Partnership (MLP) rather than a real estate investment trust (REIT) in order to focus on long-term value growth. The Company is among one of the very few real estate MLPs trading on US public markets. As of the date of April 2, 2021, there are only two real estate property MLPs listed on national exchangs including NASDQA and NYSE, according to Energy Infrastructure Council (was Master Limited Partnership Association). As for OTCQX where we are quoted, it appears that we are the only real estate property MLP.

This unique legal structure empowers UC Asset to take a longer-term approach to real estate investments, because MLPs do not have to constantly make cash distributions as REITs are required to do. According to a research report released by Zack Small Cap Research, by its analyst Beth Senko, on April 20, 2020, MLPs “are best suited to long-term investors seeking above-average returns without the need for regular cash distributions.”

Our partnership does not have a term limit, and does not have an obligation to make cash distributions like a REIT will have. This means we may hold any investment indefinitely for the purpose of capital appreciation, or may exist any investment at any time. Such flexibility empowers us to make better investment decisions and potentially to reach better return on investments.

2.	Community based approach

UC Asset stands for United Community Asset. We believe that the “Best Real Estate Investment is to Invest into Community Growth”. We are committed to long-term community growth as our asset management strategy, based on the concept that real estate portfolios can serve a dual purpose of offering an attractive ROI for investors, while creating a sense of community and having positive and multifaceted impacts on life of residents.

-	Since our incorporation, we have invested most of our capital into Atlanta Landsight LLC, which focuses on improving communities through renovating, remodeling and rebuilding properties.

-	In October 2020, we formed SHOC LLC, which envisions, designs and will build properties named SHOC, standing for “Shared Home-Office Cluster/Community”. SHOC is a revolutionary concept of futuristic communities, that will combine residential and commercial spaces, and bring back the lifestyle that human beings enjoyed for tens of thousands of years before the industrial age: -- i.e. Live where we work. We believe that a community in which people live where they work, is more efficient, more eco-friendly, more productive, and, more human.

-	In January 2021, we announced that the Company will donate up to $50,000 to nonprofits working to eradicate the backlash against Asian Americans and stop anti-Asian violence. The announcement came after a mass-shooting in Atlanta killed eight victims, including six Asian women, amid a nationwide rising of anti-Asian violence. In addition, we have been in contact with a national-level Asian American non-profit, which is headquartered in metro Atlanta. We are discussing possible Public-Private-Partnership (PPP) to build a community center in Atlanta, as a platform for Asian Americans to better participate in community affairs in close alliance with other ethnic groups.

All the actions discussed above showcase our commitment to a community-based approach, and to our belief that the “Best Real Estate Investment Is to Invest into Community Growth”.

3.	Innovative investment strategies

Real estate is widely considered a “conventional” industry and has limited room for innovation. However, the advancement of new technologies, particularly, information technology (“IT”), are redefining our living and working space and we believe that these developments will disrupt conventional wisdom in the real estate industry.

The management of UC Asset have background in IT and internet and have closely followed the application of new technologies in real estate. We will always look for and will invest in companies which have innovative and disruptive business models in response to new technologies.

For example, our subsidiary SHOC executes an innovative business model that is based on two new trends: 1) the development of new technologies that empower remote work and blur the border between working, living and lodging; and 2) the popularity of online-platforms have merged the marketplaces of commercial hospitality properties, office properties and residential properties. The business model of SHOC is heavily technology-driven, and can potentially be very disruptive.

We are also actively looking for other innovative business models in which to invest. For example, we are very interested in the application of block-chain technology and non-fungible token(NFT) technology into real estate development and operations.

Number of Employees

As of December 31, 2020, the Company has two full time employees, who are the two members of our General Partner, UCF Asset LLC. The Company has five part time employees, including a project manager, an accountant, an investor relations director, and two Audit Committee members.

Reports to Security Holders

The Company are filing regular reports under the Securities Act of 1934 – 10-K’s and 10-Q’s --on the EDGAR platform.

The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The address of that site is http://www.sec.gov where our reports can be found at: https://www.sec.gov/cgi-bin/browse-edgar?company=UC+Asset+LP

Item 1A. Risk Factors.

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

2.1. Properties Held by Atlanta Landsight LLC(“ALS”)

The following table provides information of general character of ALS’s principal physical properties, grouped under 4 categories on basis of the various investment strategies that have been applied in acquiring them. ALS owns each of the properties in fee simple and there is no debt on the properties, except for one that is owned under a co-ownership agreement, on which ALS’s co-owner bears a mortgage loan of $397,743.39 (as of December 31, 2020) from a national bank.

Business Purpose	Numbers of Properties	Locations	Total Fair Market Value	Total Monthly Rent
Residential ready for sale	1	Atlanta, GA	$565,000	--
Residential for Rent	4	Atlanta, GA & Greensboro, NC	$3,252,000	$14,600
Residential under Development	2	Atlanta, GA	$331,200	--
TOTAL			$4,148,200	$14,600

The fair market value(“FMV”) of ALS’s residential properties is determined by following methods: 1) For properties where the development has been completed, we base FMV on their appraised value, as determined by a licensed appraiser who is an independent third party (Real Estate Valuation Inc.); 2) For properties under development, we base FMV on an analysis conducted by a related party. However, the methods used by the management, as well as the results, have been reviewed and approved by an independent and licensed third party (Brandon Atkins from Keller Williams, Atlanta Perimeter office).

2.2 Properties Held by Other Investees

As of December 31, 2020, our other investees, including SHOC holdings LLC and HOTAL service LLC, do not hold any properties. SHOC LLC is actively seeking to acquire properties, which may be built/converted into shared home-office properties(“SHOC properties”).

COVID-19 Disclosure

COVID-19 pandemic has had negative impacts on our performance and portfolio in the first half of 2020. These impacts have been reflected in our previously and current financials. To the knowledge of our management, we do not see and/or foresee any other specific impacts of COVID-19 on our properties that are material enough to require disclosure, besides those we have already disclosed and discussed in previous and current financials. Specifically, all of our leases have been fully paid, and none of our tenants have made any rent relief requests.

We will keep monitoring the development of the COVID-19 pandemic and we will disclose in timely manner any specific and material impacts of COVID-19 on our properties, including but not limited to potential defaults on leases, or potential rent relief requests.

More Detailed Discussion of Our Properties Listed in Above Table

By and as of December 31, 2020, ALS’s principal physical properties include 7 residential properties. With one exception, all of the residential properties are located in metropolitan Atlanta, GA, mostly in growing suburban areas surrounding downtown Atlanta. Out of the 6 properties in metropolitan Atlanta, 4 are detached single-family houses, 1 is lot zoned for detached house, and 1 is small multi-family property. We also own a detached single-family house in Greensboro, NC.

Four of our detached single-family houses are currently being rented, including three in northern suburban area of Atlanta, and one in north-western suburban area of Greensboro. The Atlanta properties are on 12-month leases with the option to renew annually. The lease on the Greensboro property expires on June 20, 2021, and it includes a lease-buy term , giving the tenant an option to buy the property at $500,000 before the date of expiration, which is July 21, 2021. The total fair market value of these four properties is approximately $3.25 million, and the monthly rent income generated from these three properties is approximately $14,600. Annual gross rent income equals approximately 5.4% of the total fair market value.

Two residential properties are under development in Atlanta. According to our business plan as of December 31, 2020: 1) one multiple-family property in an underdeveloped community in southern suburban Atlanta may be torn down and rebuilt into a multiple-family property for sale or for rent. And 2) one lot in a growing community in southern suburban Atlanta may be developed into a single house for sale or for rent. Fair market value of these properties adds up to approximately $565,000, as noted in the table above.

2.3. Property Collateralized to Us

In September 2016, UCF Development LLC (“UCFD”) purchased 75% of a 72.53-acre farmland located within the township of Farmersville, located in Collin County, Texas. This is in the northeast quadrant of the Dallas Metropolitan Area. By February 2018, UCFD had purchased the remaining 25% of this property. In January 2020 this land was sold to Atlanta Landsight LLC through an internal nominal sale.

The purchase price in September 2016 for the Farmersville property was $805,216. The total historical cost for us on this property (including commissions, taxes, consulting fees etc.) is approximately $901,000, as of October 2020. This property was sold in October 2020 to an unrelated party at the price of $1,300,000. However, only $100,000 out of the sale price was paid in cash. The rest was paid under a seller-financing program, through which the buyer issued to ALS a convertible note in the principal amount of $1,200,000. This note has an interest rate of 8% per annum. The note matures on October 21, 2021. The note is secured by the farm, which means that ALS may reclaim the title of the property if the note is default.

Item 3. Legal Proceedings.

To our knowledge there are no material pending legal proceedings against the Partnership at the time of this filing.

Item 4. Mine Safety Disclosure.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market for Registrant’s Common Units and Related Stockholder Matters

As of and by the date of January 02, 2020, we have 80 holders of our common units. After January 02, 2020, our units became actively traded on OTC markets;

As of March 1, 2021, there were no securities of our partnership authorized for issuance under an equity compensation plans.

On March 2, 2020, UC Asset closed a private placement, under which the Company issued 166,667 shares of Series A Preferred Units, at a price of $1.80/unit, . The Company raised an aggregate of $300,000 from a domestic investor. The Series A Preferred Units were sold at a premium, in the sense that the price for the preferred shares to be converted into common units is considerably higher than the current net equity per unit of the Company. The issuance of Series A Preferred Units, therefore, will likely increase the Company’s net equity per unit. The Series A Preferred Units may be converted into common units at the holder’s option, after 12 months from the initial issuance date. The conversion price may range between $1.60 - $1.80 per unit, depending on the trading price of common units at the time of conversion.

We have not made a distribution to our common unit holders for the past two fiscal years. We may make distributions to our common unit holders in the future, but the payment of such distributions is at the sole discretion of our general partner.

(b)	Use of Proceeds

The proceeds raised from the issuance of our Series A Preferred Units were contributed to Atlanta Landsight LLC (“ALS”) as an additional capital contribution, and then were used to pay down ALS’s construction loan.

(c)	Issuer Purchases of Equity Securities

We did not have any repurchases of our equity securities by the Company in the fourth quarter of the year of 2020.

Item 6. Selected Financial Data.

Not applicable to smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Management is currently unaware of any trends or conditions other than those mentioned in this management’s discussion and analysis that could have a material adverse effect on the Company’s current financial position, future results of operations, or liquidity. However, investors should also be aware of factors that could have a negative impact on the Company’s prospects and the consistency of progress in the areas of revenue generation, liquidity, and generation of capital resources. These may include: (i) variations in revenue, (ii) possible inability to attract investors for its equity securities or otherwise raise adequate funds from any source should the Company seek to do so, (iii) increased governmental regulation or significant changes in such regulations, (iv) increased competition, (v) unfavorable outcomes to litigation to which the Company may become a party in the future, and (vi) a very competitive and rapidly changing real estate environment.

The risks identified here are not all inclusive. New risk factors emerge from time to time and it is not possible for management to predict all of such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

Overview

We are a limited partnership and we invested in four subsidiaries that are engaged in the redevelopment and development of real estate properties in metropolitan Atlanta, GA and Dallas, TX. Our general partner is UCF Asset LLC.

Since its incorporation, the Company has grown its net equity from $2.25 million as of the date of March 01, 2016, to $7,705,352 million as of December 31, 2020.

Net equity per common unit has grown from $1.156/per unit as of March 01, 2016, to $1.538/per unit (fully diluted) as of December 31, 2020, after a $0.050 distribution in the year of 2018. The following table shows the change of net equity per share during this period:

Period end	Net Equity per Unit pre-dilution	After Full Dilution *	Dividend Distributed per Unit
Inception, March 1, 2016 - unaudited	$1.156	N/A
December 31, 2016	$1.332	N/A
December 31, 2017	$1.560	N/A
December 31, 2018	$1.482	N/A	$0.050
December 31, 2019	$1.528	N/A
December 31, 2020	$1.594	$1.548

Table I: Net equity per share of UC Asset LP, between March 01, 2016 to December 31, 2020.

*	Based on the assumption that all preferred units/convertible notes were converted into maximum possible number of common units. Currently there are 166,667 preferred units issued and they could possibly be converted at $1.60/unit into a maximum number of 187,500 common units.

On January 02, 2020, our units began to be quoted on the OTCQX, the Best Market of OTC markets.

Legal Structure of our Company

The business is structured as a publicly traded limited partnership (Master Limited Partnership or MLP) rather than a real estate investment trust (REIT) in order to appeal to investors looking for long-term growth. It combines the tax benefits of a private partnership with the liquidity of a publicly traded company. The majority of MLPs are organized in natural resources sectors of the economy, and only a very limited number invest in real estate. The Master Limited Partnership Association counted a total number of 82 MLPs trading on US national exchanges, and only four of them are in the real estate sector. As a matter of fact, we are the only real estate MLP quoted on OTCQX.

Liquidity and Capital Resources

Capital Resources

Since our inception, we have funded our operations primarily through the sale of limited partner interests in private placements. Prior to our public offering, there were 42 limited partners in the Partnership.

Initial Public Offering

In January 2018, we made our first public filing of our Offering Circular with the SEC, pursuant to the requirements of Regulation A plus. On June 13, 2018, our Offering Circular was qualified by the SEC. Our IPO was closed on October 12, 2018. The gross amount of raised capital was $1.45 million. We had a total of 80 limited partners after the IPO.

Issuance of Series A Preferred Units

On March 02, 2020, the Company closed a private placement, pursuant to which the Partnership issued 166,667 shares of Series A Preferred Units, at a price of $1.80/unit raising a total of $300,000.

The Series A Preferred Units were sold with premium, in the sense that the price for the preferred shares to be converted into common units is considerably higher than the current net equity per unit of the Company. The issuance of Series A Preferred Units, therefore, will likely increase the Company’s net equity per unit.

The Series A Preferred Units may be converted into common units at the holder’s option, after 12 months from the initial issuance date. The conversion price may range between $1.60 - $1.80 per unit, depending on the trading price of common units at the time of conversion.

 Debt financing

ALS, our wholly-owned subsidiary, has a construction loan facility of $490,000 from a local bank. ALS had paid off all outstanding balances from this loan facility, and had no outstanding loans as of December 31, 2020. None of our subsidiaries, nor the Company, has any outstanding balance from debt financing as of December 31, 2020.

Cash Flows

The following table shows a summary of cash flows for the periods set forth below:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Net cash used in operating activities	$360,960	$(383,766)
Net cash (used in) provided by investing activities	$1,820,983	$164,226
Net cash provided by financing activities	$(194,000)	$135,383
Cash at beginning of period	$153,687	$237,844
Cash at end of period	$1,419,710	$153,687

Net Cash Used in Operating Activities

For the year ended December 31, 2019, net cash used in operating activities was primarily the result of management fees and professional fees.

For the year ended December 31, 2020, net cash used in operating activities was primarily the result of management fees and professional fees.

Net Cash (Used in) Provided by Investing Activities

For the year ended December 31, 2019, net cash provided by investing activities was primarily the result of the exit of portfolio properties generating $2.8 million in cash, the investment of $2.2 million on portfolio properties and net $0.4 million in new loans to related parties.

For the year ended December 31, 2020, net cash provided by investing activities was primarily the result of the exit of portfolio properties generating $4.7 million in cash, investment of $3.0 million on portfolio properties and net $0.06 million in repayments of loans to related parties.

Net Cash Provided by Financing Activities

For the year ended December 31, 2019, net cash provided by financing activities was due to a refund of back-up withholding from the U.S. Internal Revenue Service on behalf of our limited partners and the receipt of $0.1 million from a new construction loan.

For the year ended December 31, 2020, net cash provided by financing activities was due to the net proceeds of $300,000 in contribution by a limited partner through issuance of Series A Preferred Units and proceeds of $0.2 million from the construction loan and the repayment of $0.4 million on the construction loan.

Commitments and Contingencies

We pay quarterly management fees to our general partner, UCF Asset LLC. Management fees are calculated at 2.0% of assets under management as of the last day of our preceding fiscal year. Management fees for the years ended December 31, 2019 and 2020 were $164,488 and $182,798, respectively.

In addition, we lease space from an unaffiliated third party at 2299 Perimeter Park Drive, Suite 120 in Atlanta, GA. Rent is paid monthly and the amount paid is as follows: $2,035 through November 1, 2019, and from November 2, 2019 through November 1, 2020 the next was $2,096. Rent was increased to $2,158 for the next twelve months. Pursuant to the terms of the lease, we have provided a deposit of $2,189 to the landlord.

Off Balance-sheet Arrangements

The Company doesn’t have any off balance-sheet arrangements.

Results of Operations

Year Ended December 31, 2019

In this fiscal year, our investment operations are primarily performed through our wholly owned subsidiary Atlanta Landsight LLC. It purchased three properties and sold five properties during this period. Atlanta Landsight LLC had $41,138 of realized loss and $677,139 of unrealized gains. We recorded this gain as a combined unrealized gain of $636,001 for the period. UCF Development LLC had $108,000 unrealized gain during this period. In addition, our unrealized gains during this period included accrued but unpaid interest.

Our operational expenses were $516,329 during this period, consisting principally of management fees paid to our general partner, and professional fees.

During the year ended December 31, 2019, we recorded an increase in net equity of $203,542.

Year Ended December 31, 2020

In this fiscal year, our investment operations are primarily performed through our wholly owned subsidiary UCF Development LLC and Atlanta Landsight LLC.

UCF Development LLC transferred its portfolio investment to Atlanta Landsight LLC in the first quarter for a nominal price of $1.00. UCF Development was latter dissolved in November 2020, and all its remained assets, which was a cash balance of approximately $12,000, was returned to us.

Atlanta Landsight LLC purchased one property and sold five properties during this period. Atlanta Landsight LLC had $466,479 of realized loss and $394,211 of unrealized loss. We recorded this net loss as a combined unrealized loss of $860,789 for the period. UCF Development LLC was dissolved, and all its gains and losses were absorbed by Atlanta Landsight LLC during this period. In addition, our unrealized gains during this period included accrued but unpaid interest amounting to $40,837 on our loan portfolio.

Our operational expenses were $584,424 during this period, consisting principally of management fees of $182,789 paid to our general partner, and professional fees.

During the year ended December 31, 2020, we recorded an increase in net equity of $120, 174.

Trend information

The following discussion covers some significant trends affecting our business, in our industry, or to the macro economy, since the last fiscal year, which had impacts on our operations. It also covers known trends, uncertainties, demands, commitments or events that are reasonably likely to have a material effect on our operation for the current fiscal year of 2020.

Public trading of our common units and its impact on our business operation

On October 31, 2019, we qualified to be quoted on OTC markets. On January 02, 2020, our common units began being quoted on the OTCQX, the Best Market of OTC Markets.

We believe that clearance by FINRA and the quoting of our units on OTCQX will have significant impact on our business operations in the year of 2020 and the years to follow. First of all, we now have the option of raising capital via PIPE deals (private placement of public equity) to meet our operational needs. If we are able to raise funds via pipe deals, as to which there is no assurance, this will provide available capital which has not been available as a funding source to the Partnership during the past two years.

Secondly, we believe it will enable us to acquire properties by issuing new units, possibly preferred units and/or restricted units, instead of cash for all or part of the acquisition cost. This will reduce our cash outflow, and the capital saved can be used on renovation/remodeling/rebuilding of the acquired properties.

Impact of COVID-19 on national and local real estate markets

COVID-19 pandemic has had a huge impact on real estate markets. In the two metropolitan areas where we conduct our business, the City of Atlanta had been under lock-down since March 17, 2020 followed by a lockdown of the whole state of Georgia since April 01, 2020 and the State of Texas had been under lockdown since March 19, 2020. These lockdown orders placed many businesses on halt or remote operations and is expected to hurt the economy and, eventually, the real estate market.

Commercial properties in Atlanta were impacted immediately. According to a report released April 20 by Atlanta consulting firm, Bleakly Advisory Group, the corona virus pandemic may push retail vacancy across metro Atlanta to 40%, creating an unprecedented challenge for mall owners and other landlords. Socially driven businesses, such as restaurants, lounges and clubs, also have experienced record-breaking economic losses. We believe this in turn will hurt the landlords of commercial properties that lease properties to those businesses.

Generally, residential real estate prices have increased for the year of 2020, following an immediate drop in the first quarter of the year. We believe that this increase is not sustainable, and the residential market may reach its highest point in 2nd or 3rd quarter of the year 2021.

For a detailed discussion on the impact of COVID pandemic on real estate market, please refer to a whitepaper published by us: https://www.ucasset.com/WhitePapers/2021%20Management%20White%20Paper.pdf

Our Strategy to Counter against the Impact of COVID-19

On April 20, 2020, We closed two transactions liquidating two properties to cash buyers, at prices substantially lower than their current book values. We made this decision based on management’s best-effort projection of real estate market in US generally and in Atlanta specifically, under the impact of the pandemic of COVID-19.

As further measures to counter the impact of the pandemic, ALS made some properties available for rent to generate cash flow. ALS also rented out one additional property in the first quarter. By and as of the year end of 2020, ALS had four properties generating monthly rental incomes.

We also launched a new business strategy to acquire income-producing properties which have temporary difficulties generating income and paying their mortgage. We named this new strategy “Pandemic Mortgage Bailout ProgramHowever, this program was later declared inactive due to inadequate demand from the market. We have spent approximately $5000 in marketing and promoting this program, which represents the total cost associated with this program.

In fourth quarter of 2020, we formed SHOC Holdings LLC, of which the business model is innovative, and, in our view, adapts to the post-pandemic commercial real estate market. For more details about SHOC, please refer to respective discussions in Item 1 of this filing.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

The financial statements and related notes are included as part of this report as indexed in the Appendix on page F-1 et seq.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of UC Asset, LP

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of UC Asset, LP as of December 31, 2020 and 2019, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2021

Lakewood, CO

August 2, 2021

UC ASSET, LP

Consolidated Balance Sheets

December 31,

	2020	2019
ASSETS
Portfolio investments	$7,493,777	$8,624,091
Property and equipment and other assets, net	66,980	77,083
Cash and cash equivalents	1,419,710	153,687

Total Assets	$8,980,467	$8,854,861

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued expenses	$57,938	$52,507
Construction loan	-	194,000
Partners’ Capital:
Series A preferred units, 166,667 and 0 issued and outstanding at December 31,2020 and 2019	300,000	-
Common units 5,635,306 issued and outstanding	8,622,529	8,608,354

Total Liabilities and Partners’ Capital	$8,980,467	$8,854,861

UC ASSET, LP

Consolidated Statements of Changes in Net Assets

Year ended December 31,

	2020	2019
INCOME

Sales of homes	$4,376,205	$2,843,362
Rental income	118,447	83,900
Interest income	31,581	21
Total income	4,526,233	2,927,283

COST OF SALES
Cost of sales	4,390,681	2,884,551
Total cost of sales	4,390,681	2,884,551

Gross Margin	135,552	42,732

OPERATING EXPENSES
Management fees	182,789	169,560
Professional fees and other expenses	335,259	285,214
Depreciation	66,376	61,555
Total operating expenses	584,424	516,329

Net investment loss before unrealized gains (losses)	(448,872)	(473,597)

GAINS/LOSSES FROM INVESTMENTS
Net realized and unrealized gains (losses) from investments:
Net unrealized gain (loss) on portfolio investments	463,047	677,139
Net realized and unrealized gains (losses)	463,047	677,139
Net increase (decrease) in net assets from operations	$14,175	$203,542
Net increase in net assets per unit from operations	$0.00	$0.04
Weighted average units outstanding	5,635,306	5,635,306

UC ASSET, LP

Consolidated Statement of Partners’ Capital

	Limited Partners Common Units	Limited Partners Preferred A Units	Limited Partners Common Units Amount	Limited Partners Preferred A Units Amount	General Partner	Total Partners’ Equity

BALANCE, January 1, 2019	5,635,306	-	$8,359,739	$-	$-	$8,359,739

Return of limited partner tax distributions	-	-	48,271	-		48,271
Distributions	-	-	(16,668)	-	-	(16,668)
Net change in net assets from operations	-	-	217,012	-	-	217,012

BALANCE, December 31, 2019	5,635,306	-	8,608,354	-	-	8,608,354
Issuance of Preferred Series A units	-	166,667	-	300,000		300,000
Net change in net assets from operations	-	-	14,175	-	-	14,175

BALANCE, December 31, 2020	5,635,306	166,667	$8,622,529	$300,000	$-	$8,922,529

UC ASSET, LP

Consolidated Statements of Cash Flows

Year ended December 31,

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets from operations	$14,175	$175,874
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Net unrealized (gains) losses on portfolio investments	(463,047)	(636,001)
Amortization of prepaid expense and deferred rent		22,183
Depreciation and amortization	66,376	61,555
Changes in working capital items
Accrued interest receivable	4,200	(4,200)
Accounts receivable	4,445	6,937
Deposits	3,456	3,100
Prepaid expense	4,003	(15,936)
Accrued expenses	5,432	2,722

Net cash used in operating activities	(360,960)	(383,766)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in portfolio loans	(70,000)	(300,000)
Investments in portfolio loans, related party	-	(150,000)
Investments in portfolio properties	(2,968,981)	(2,234,770)
Proceeds from sale of portfolio properties	4,731,881	2,798,996
Repayments of portfolio loans	128,083	50,000

Net cash provided by (used in) investing activities	1,820,983	164,226

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from construction loan	232,000	103,780
Payments on construction loan	(426,000)
Distributions to limited partners	-	(16,668)
Return of limited partner tax distributions	-	48,271

Net cash provided in financing activities	(194,000)	135,383

Net decrease in cash and cash equivalents	1,266,023	(84,157)

CASH and cash equivalents, beginning of period	153,687	237,844

CASH and cash equivalents , end of period	$1,419,710	$153,687

Non-Cash Financing Activities:
Sale of portfolio property for notes receivable	$1,300,000	$-

UC ASSET, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

UC Asset, LP (the “Partnership”) is a Delaware Limited Partnership formed for the purpose of making capital investments in limited liability companies with a focus on growth-equity investments and real estate. The Partnership was formed on February 1, 2016.

The Partnership is managed by its General Partner, UCF Asset LLC.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of accounting The Partnership prepares its financial statements on the accrual basis in accordance with accounting principles generally accepted in the United States. Purchases and sales of investments are recorded upon the closing of the transaction. Investments are recorded at fair value with unrealized gains and losses reflected in the statement of changes in net assets.

(b) Principles of Consolidation The Partnership’s consolidated financial statements include the financial statements of UC Asset, LP and its wholly owned subsidiaries: Atlanta Landsight, LLC, SHOC Holdings LLC and Hotal Service LLC. All intercompany balances and transactions have been eliminated.

(c) Use of estimates The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclose contingent assets and liabilities at the date of the financial statements and report amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(d) Fair value measurements The Partnership records and carries its investments at fair value, defined as the price the Partnership would receive to sell the asset in an orderly transaction with a market participant at the balance sheet date. In the absence of active markets for the identical assets, such measurements involve the development of assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the balance sheet date.

Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect management’s market assumptions. Preference is given to observable inputs. These two types of inputs create the following fair value hierarchy:

Level 1:	Quoted prices in active markets for identical assets or liabilities.

Level 2:	Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3:	Significant inputs to the valuation model are unobservable

The General Partner maintains policies and procedures to value instruments using the best and most relevant data available. In addition, The General partner reviews valuations, including independent price validation for certain instruments. Further, in other instances, independent pricing vendors are obtained to assist in valuing certain instruments.

(e) Cash and equivalents The Partnership considers all highly liquid debt instruments with original maturities of three (3) months or less to be cash equivalents.

(f) Investments The Partnership’s core activity is to make investments in real estate properties. Excess funds are held in financial institutions.

Investments in short term loans are recorded at fair value, which are their stated amount due to their short-term maturity and modest interest rates. Portfolio investments are recorded at their estimated fair value, as determined in good faith by the General Partner of the Partnership. Unrealized gains and losses are recognized in earnings.

UC ASSET, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

(f) Investments, continued

The estimated fair value of investments in properties as determined by the General Partner, whose values have been estimated by the General Partner in the absence of readily ascertainable market values. Due to the inherent uncertainty of valuation, the General Partner’s determination of values may differ significantly from values that would have been realized had a ready market for the investments existed, and the differences could be material. See Note 3.

(g) Federal Income taxes As a limited partnership, the Partnership is not a taxpaying entity for federal or state income tax purposes; accordingly, a provision for income taxes has not been recorded in the accompanying financial statements. Partnership income or losses are reflected in the partners’ individual or corporate tax returns in accordance with their ownership percentages.

As defined by Financial Accounting Standards Board Accounting Standards Codification (ASC) Topic 740, Income Taxes, no provision or liability for materially uncertain tax positions was deemed necessary by management. Therefore, no provision or liability for uncertain tax positions has been included in these financial statements. Generally, the Partnerships tax returns remain open for three years for federal income tax examination.

(h) Income Interest income from portfolio investments is recorded as interest as accrued.

(i) Recent Accounting Pronouncements Partnership management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – LIQUIDITY AND GOING CONCERN CONSIDERATIONS

The Partnership’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Partnership sustained a net operating loss of approximately $448,872 and cash use of $360,960 from operations for the year ended December 31, 2020. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

(a) Cash and Cash Equivalents The fair value of financial instruments that are short-term and that have little or no risk are considered to have a fair value equal to book value.

(b) Unsecured Loan Investments The fair value of short-term unsecured loans are considered to have a fair value equal to book value due to the short-term nature and market rate of interest commensurate with the level of credit risk. At December 31, 2019 and 2018, there were $400,000 and no short-term loans, respectively.

(c) Portfolio Investments The portfolio investments consist of member equity interests which are not publicly traded. The General Partner (“GP”) uses the investee entity’s real estate valuation reports as a basis for valuation when there is limited, or no, relevant market activity for a specific instrument or for other instruments that share similar characteristics. Portfolio investments priced by reference to valuation reports are included in Level 3. The GP conducts internal reviews of pricing to ensure reasonableness of valuations used. Based on the information available, management believes that the fair values provided are representative of prices that would be received to sell the individual assets at the measurement date (exit prices).

The fair values of the investee entity’s assets are determined in part by placing reliance on third-party valuations of the properties and/or third party approved internally prepared analyses of recent offers or prices on comparable properties in the proximate vicinity. The third-party valuations and internally developed analyses are significantly impacted by the local market economy, market supply and demand, competitive conditions and prices on comparable properties, adjusted for anticipated date of sale, location, property size, and other factors. Each property is unique and is analyzed in the context of the particular market where the property is located. In order to establish the significant assumptions for a particular property, the GP analyzes historical trends, including trends achieved by the GP’s operations, if applicable, and current trends in the market and economy impacting the property. These methods use unobservable inputs to develop fair value for the GP’s properties. Due to the volume and variance of unobservable inputs, resulting from the uniqueness of each of the GP’s properties, the GP does not use a standard range of unobservable inputs with respect to its evaluation of properties.

UC ASSET, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS, continued

(c) Portfolio Investments, continued

Changes in economic factors, consumer demand and market conditions, among other things, could materially impact estimates used in the third-party valuations and/or internally prepared analyses of recent offers or prices on comparable properties. Thus, estimates can differ significantly from the amounts ultimately realized by the investee segment from disposition of these assets.

The following tables present the fair values of assets and liabilities measured on a recurring basis:

At December 31, 2020		Fair Value Measurement at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Atlanta Landsight, LLC	$4,936,494	$-	$-	$4,936,494
UCF Development, LLC	-	-	-	-
SHOC Holdings LLC	740,837	-	-	740,837
Hotal Service LLC	-	-	-	-
Short term loans	405,001	-	-	405,001

Total Assets	$5,341,495	$-	$-	$5,341,495

At December 31, 2019		Fair Value Measurement at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Atlanta Landsight, LLC	$7,120,630	$-	$-	$7,120,630
UCF Development, LLC	1,142,118	-	-	1,142,118
Short term loans	405,001	-	-	405,001

Total Assets	$8,667,749	$-	$-	$8,667,749

The fair value measurements are subjective in nature, involve uncertainties and matters of significant judgment; therefore, the results cannot be determined with precision, substantiated by comparison to independent markets and may not be realized in an actual sale or immediate settlement of the instruments.

UC ASSET, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS, continued

(c) Portfolio Investments, continued

There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results. For all of these reasons, the aggregation of the fair value calculations presented herein do not represent, and should not be construed to represent, the underlying value of the Partnership.

Generally, the fair value of the Atlanta investee’s properties is not sensitive to changes in unobservable inputs since generally the properties are held for less than six months. Generally such changes in unobservable inputs take longer than six months to have an appreciable effect of more than 1 to 2% on these properties fair value. The Dallas investee’s property is more sensitive to changes in unobservable inputs because this property was acquired with a longer time horizon due to the nature of its size and undeveloped status. However, the Dallas investee is very cognizant of changes in the unobservable inputs that affect the fair value of this property and intends to consider any and all such changes as it develops it plan for the development of this property.

The following table presents the changes in Level 3 instruments measured on a recurring basis:

Year Ended December 31, 2020	Portfolio Investments
January 1, 2020	$8,667,749
Total gains or losses (realized/unrealized):
Included in earnings	996,342
Included in other comprehensive income	-
Purchases, issuance and settlements	(1,772,571)
Transfers in/out of Level 3	-

December 31, 2020	$7,891,520

Year Ended December 31, 2019	Portfolio Investments
January 1, 2019	$8,227,738
Total gains or losses (realized/unrealized):
Included in earnings	752,492
Included in other comprehensive income	-
Purchases, issuance and settlements	(312,481)
Transfers in/out of Level 3	-

December 31, 2019	$8,667,749

NOTE 5 – CONCENTRATIONS OF CREDIT RISK

a) Cash Funds held by the Partnership are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Partnership’s cash balance was in excess of FDIC insured limits by $1,169,710 and $0 at December 31, 2020 and 2019.

UC ASSET, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – CAPITAL

The Partnerships capital structure consists of one General Partner and 81 limited partners. The Partnerships total contributed capital was $8,086,232 and $7,777,540 at December 31, 2020 and 2019, respectively. The limited partner common units are 5,635,306 at December 31, 2020 and 2019. The limited partner preferred Series A units are 166,667 and 0 at December 31, 2020 and 2019, respectively.

The Preferred Units carry the following rights and privileges:

-	annual dividend of $0.09 per unit, not to exceed the audited annual net increase to net assets from operations

-	carry no voting rights

-	preference for dividends and in liquidation

-	12 months post issuance, redeemable at $0.50 per unit, if the market price of the common units falls below $0.50 per unit for 20 consecutive trading days

-	12 months post issuance, convertible into common units on a variable conversion ratio 1.0:1.0 (if the lowest closing

Price of the common units is $1.80 or more for the 5 trading days prior to conversion), up to 1.125:1.0 (if the lowest closing price of the common units is $1.60 or less for the 5 trading days prior to conversion)

-	conversion and redemption price shall not be lower than the book value per common unit based on the last audited book value per unit

In the first quarter 2020 the partnership issued 166,667 Series A preferred units in exchange for $300,000 in cash.

a) Distributions Distributions from the Partnership are made to partners in accordance with the Partnerships limited partnership agreement.

During 2019, the partnership was refunded $48,271 of the previously distributed backup withholding from the U.S. Internal Revenue Service.

b) Allocations of Profits and Losses The net profit of the Partnership is allocated to the Limited Partners in proportion to each partner’s respective capital contribution on all liquidated portfolio investments made by the Partnership. Losses are allocated to all partners in proportion to each partner’s respective capital contribution, provided that, to the extent profits had been previously allocated in a manner other than in proportion to capital contributions, losses are allocated in the reverse order as such profits were previously allocated.

The GP participates in the profits of the Partnership at a rate of 20% above a 10% annualized return to the Limited Partners. Beginning January 1, 2020, the GP participates in the profits of the Partnership at a rate of 20% above an 8% annualized return to the Limited Partners.

NOTE 7 – MANAGEMENT FEES - RELATED PARTY

The Partnership pays annual management fees to UCF Asset LLC. Management fees are calculated at 2.0% of assets under management on the first day of the fiscal year, payable quarterly. Management fees were $182,789 and $169,590 for the years ended December 31, 2020 and 2019, respectively.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

For the two years ending December 31, 2020, there were no resignation, declination to stand for re-election, or dismissal of any of our accountants.

Subsequently, on June 02, 2021, we filed Form 8-K announcing the change of our principal accountant from Daszkal Bolton LLP who served as our auditor to Ben F Borgers CPA.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of December 31, 2020.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records, that in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors, and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

* * * * *

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the May 2013 updated criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

Based on management’s evaluation, they have identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of December 31, 2020:

●	The Company has inadequate segregation of duties within its cash disbursement control design.

●	During the year ended December 31, 2020, the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements. This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control system, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment.

Changes in Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The operation of our partnership is managed by our general partner. We do not have any directors, officers, or significant employees. The following are key managers of our general partner and their respective ages and positions as of March 1, 2021. As the member of majority interest of our general partner, Dr. Wu contributes his time and services to our general partner as an owner rather than an employee.

Name	Position	Age	Since
Gregory Bankston	Managing Member	48	formation in January 2016
“Larry” Xianghong Wu	Member of Majority Interest	51	formation in January 2016

Mr. Gregory Bankston has served as managing member of UCF Asset LLC since its formation in January 2016. Between 2013 and 2016, he founded and operated Real Estate Butlers. Prior to then, he was a co-owner of Bankston Brokers, formerly known as Bankston Realty, since 2010. Mr. Bankston is a member of Atlanta Board of Realtors, the Georgia Association of Realtors, and the National Association of Realtors.

Dr. “Larry” Xianghong Wu has been the member of majority interest of UCF Asset LLC since its formation in January 2016. Between 2012 and 2016, he was the founder and chief executive officer of Shanghai Heqing Asset Management LP, a limited partnership based in Shanghai, China, focused on Chinese investments in the U.S., particularly real estate. Between 2011 and 2012, he was chief executive officer of EHE Capital, a Chinese PE fund managing a portfolio of approximately $1 billion from 2011. Prior to then, he worked at Cisco Systems, Inc. between 2009 and 2011 as a vice president in charge of Cisco’s strategic business transformation in China. Dr. Wu has served as policy advisor and counselor to the Chinese government and officials. He also served as a Board Member of Finance and Investment of the Capital Club in China from 2009 to 2013.

The general partner may be removed, upon consent of the limited partners representing at least sixty-six and two-thirds percent (66 2/3%) of the outstanding common units voting as a single class, where (i) the general partner has been convicted of fraud, embezzlement, or a similar felony by a court of competent jurisdiction in a final judgment, or (ii) the general partner materially and willfully breaches our limited partnership agreement.

The general partner may, at any time, assign all or a portion of its partnership interest to any affiliate and, in the general partner’s sole discretion, admit the affiliate as an additional or substitute general partner.

Audit Committee

Our Company is a limited partnership and is not required to set up a board of directors. However, we are still required by the rule of OTCQX to set up an Audit Committee.

In February 2019, the Company resolved to establish an Audit Committee. Starting from July 01, 2019, we have admitted two Audit Committee members who both are independent. Herein the meaning of “independent” follows the guidelines published by OTC Market Group Inc.

The two members are:

Harris Miller is a prominent American politician, businessman, and lobbyist. Miller served as president of the Information Technology Association of America and the World Information Technology and Services Alliance (WITSA) for 12 years. He ran for US Senate in 2006 and lost to Jim Webb in the Commonwealth of Virginia. Mr. Miller received a political science master’s degree from Yale University in 1975.

For a detailed biography of Harris Miller, please see: https://en.wikipedia.org/wiki/Harris_Miller

Li Zheng is currently president of Techtop Industries Inc., an electric motor manufacturer based in Atlanta, GA, which Mr. Zheng co-founded in 2008 with extended family members. Before founding and operating Techtop, Li worked as an environmental engineer, and spent 10 years on academic research and consulting for various water resources and sustainable development projects in the western United States, Northern China, Tibet Plateau, and the mountainous regions of Nepal and India. Li has also been serving as a board member of non-profit Atlanta Young Singers since 2015. Li obtained his Ph.D. degree in Water Resources Engineering from the University of Notre Dame in 1997.

Item 11. Executive Compensation.

The operation of our partnership is managed by our general partner, UCF Asset LLC. Our partnership does not have any directors or officers who receive compensation other than the Audit Committee members.

We pay management fees quarterly to our general partner. Management fees are calculated at 2.0% of assets under management as of the last day of our preceding fiscal year. The fee is paid quarterly. Management fees for the periods ended December 31, 2018 and 2019 was $155,221 and $164,488, respectively. Management fees for the nine months ended September 30, 2020 were $137,502. In addition, the General Partner will receive approximately 20% of all distributions the Company makes above a “hurdle rate”. See “Distributions”.

We also pay our Audit Committee members $7,000 each annually.

In addition to the management fee, we reimburse the general partner for standard expenses it may incur in managing the Company in accordance with our limited partnership agreement. These reimbursable expenses include: organizational expenses; fees for accountants, attorneys, auditors, and other professionals; expenses associated with partnership taxation reporting; operational expenses including insurance, valuation reports, and real estate brokerage commissions; and government filing fees and costs.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of and by the date of December 31, 2020, there were no unit holders to our knowledge that beneficially owns more than 10% of our common units, and there were no holder to our knowledge beneficially owns more than 5% of our common units except for one investor who owned approximately 5.37%. The managing member of UCF Asset, LLC does not beneficially own any of our common units and the member of majority interest of our general partner (“Larry” Xianghong Wu,) beneficially owns 172,953 of our common units (3.07%). The general partner is entitled to 20% of all distribution to be made by the Company after the common unit holders receive a return equal to the Company audited book value See “Distribution”.

As of the by the date of December 31,2020, the security ownership of certain beneficial owners and management of our company is listed as below:

Beneficial Owner	Title	Security	Amount	Percentage of Same Type of Securities
Ying Huang	None	Common Units	302,667	5.37%
Officers and Directors:
“Larry” Xianghong Wu	Majority Owner of General Partner	Common Units	172,953	3.07%
Gregory Bankston	Managing Member of General Partner	N/A	0	0%
Harris Miller	Audit Committee Member	N/A	0	0%
Li Zheng	Audit Committee Member	N/A	0	0%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We utilize the real estate brokerage services of Liz Bankston of Bankston Brokers to acquire and sell properties in the Atlanta area. Mrs. Bankston is the wife of Gregory Bankston, the managing member of our general partner. Our working relationship with Liz Bankston is not exclusive, and we have worked with other brokers from time to time. In 2019, ALS paid Mrs. Bankston approximately $31,152 as commissions for acting as broker in connection with five real estate transactions. In 2020, ALS paid Mrs. Bankston approximately $71,430 in connection with five real estate transactions. We believe the sales commissions paid to Mrs. Bankston are at or less than the standard market rate.

In June 2019, we advanced $100,000 to our general partner. This advance carries a 0.25% monthly interest rate and maturity date of June 10, 2021 or upon the Partnership having raised an additional $20,000,000 in capital. This advancement was made to empower and fund the general partner to carry on the business plan of converting the Company into a Qualified Opportunity Zone. However, the plausibility of such conversion has considerably dropped since the advance. Since then, $52,513.76 of the advance, plus interest of $3,515, has been paid back by the general partner to the partnership prior to its due date. The rest of the loan will be paid back using a payment schedule, through which the principal amount will carry a 1% quarterly interest rate. The general partner will forego 10% of its management fee quarterly, until all the principal and accumulated interest of this note is paid off.

In April 2019, we loaned $300,000 to a third party, which then acquired a 10% economic interest in our general partner. This note carried a 5.6% annual interest rate in 2019, 8% annual interest rate for 2020 and 10% annual interest rate for 2021 and a maturity date of March 31, 2021, in a single lump sum. In March 2020, in consideration of the COVID-19 pandemic, we reached an agreement with this third party to keep the introductory rate of 5.6% for the year of 2020.

Item 14. Principal Accountant Fees and Services.

Audit Fees

Daszkal Bolton LLP is the principal accountant to audit our annual financial statements and review and semi-annual and quarterly financial statements. The table below lists the aggregate fees billed for each of the last two fiscal years for professional services rendered by Daszkal Bolton LLP.

Year	Quarterly Review Fee	Semi-Annual Review Fee	Annual Audit Fee	Total
2019	0	$8,000	$17,500	$25,500
2020	$21,000	0	$25,000	$46,000
Sum Total				$71,500

The audit fee in 2020 is significantly high because we started to be quoted on OTCQX and since reporting quarterly, instead of semi-annually. It also reflects the review work performed on our Form 10 and its amendments.

Audit Related Fees

No audit related fees were billed by Daszkal Bolton LLP in the fiscal year of 2019.

A fee of $7,000 was billed by Daszkal Bolton LLP for reviewing our Form 10 filing, three Form 10 Amendment filing, as well as our responses to SEC stuff’s comments in relate to the aforementioned filings.

Tax Fees

No tax fees were billed by Daszkal Bolton LLP in the fiscal year of 2019 and 2020.

All other Fees

No other fees were billed by Daszkal Bolton LLP in the fiscal year of 2019 and 2020.

Pre-approval policy

All services and fees rendered by our principal accountant in the past two fiscal years are pre-approved by our Audit Committee.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a) Financial statements; and financial statement schedules

The financial statements and financial statement schedules as well as the notes thereto are listed in the index to financial statements in Item 8 are filed as part of this Annual Report on Form 10-K.

(b) Exhibits

3.1	Certificate of Limited Partnership of UC Asset Filed previously with our Form 1A on February 12, 2018.

3.2	Limited Partnership Agreement Filed previously with our Form 10-12G/A on November 05, 2020

3.3	Certificate of Designation of Series A Preferred Units Filed previously with our Form 1U on June 9, 2020

10.1	Audit Committee Member Service Agreement Filed Previously with our Form 1-K on April 01, 2020

31.1	CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLY ACT OF 2002

31.2	CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLY ACT OF 2002

32.1	CERTIFICATION PURSUANT TO18 U.S.C. SECTION 1350,AS ADOPTED PURSUANT TOSECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

32.2	CERTIFICATION PURSUANT TO18 U.S.C. SECTION 1350,AS ADOPTED PURSUANT TOSECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Item 16. 10-K Summary

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:		and
	/s/ Gregory Charles Bankston		/s/ Xianghong Wu
	Gregory Charles Bankston		Xianghong Wu
	Managing General Partner		Majority Member of General Partner

August 02, 2021		August 02, 2021