Form 10-K/A
period 2020-12-31
UC Asset LP
filed 2021-08-10
CIK 1723517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

ii

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K (the “2021 Form 10-K”) of UC Asset LP (the “Company” , the “Partnership”, “we” or “our”) for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (the “SEC”) on August 03, 2021. We are filing this Amendment to amend Part II of the 2021 Form 10-K to: 1) correct a few typographical errors, contained in the “Overview” section of Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations. Specifically, we corrected the numbers included in the last row of Table I: Net equity per share of UC Asset LP, between March 01, 2016 to December 31, 2020. And 2) update Exhibit 31.1a, 31.1b, 32.1a and 32.1b to the new date of filing this Amendment.

Except as described above, no other changes have been made to the 2021 Form 10-K. The 2021 Form 10-K continues to speak as of the date of the 2021 Form 10-K, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the 2021 Form 10-K other than as expressly indicated in this Amendment.

iii

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

Net equity per common unit has grown from $1.156/per unit as of March 01, 2016, to $1.538/per unit (fully diluted) as of December 31, 2020, after a $0.050 distribution in the year of 2018. The following table shows the change of net equity per share during this period:

Period end	Net Equity per Unit pre-dilution	After Full Dilution *	Dividend Distributed per Unit
Inception, March 1, 2016 - unaudited	$1.156	N/A
December 31, 2016	$1.332	N/A
December 31, 2017	$1.560	N/A
December 31, 2018	$1.482	N/A	$0.050
December 31, 2019	$1.528	N/A
December 31, 2020	$1.583	$1.538

Table I: Net equity per share of UC Asset LP, between March 01, 2016 to December 31, 2020.

*	Based on the assumption that all preferred units/convertible notes were converted into maximum possible number of common units. Currently there are 166,667 preferred units issued and they could possibly be converted at $1.60/unit into a maximum number of 187,500 common units.

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

We also launched a new business strategy to acquire income-producing properties which have temporary difficulties generating income and paying their mortgage. We named this new strategy “Pandemic Mortgage Bailout Program”. However, this program was later declared inactive due to inadequate demand from the market. We have spent approximately $5000 in marketing and promoting this program, which represents the total cost associated with this program.

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

(b) Exhibits

3.1	Certificate of Limited Partnership of UC Asset Filed previously with our Form 1A on February 12, 2018.

3.2	Limited Partnership Agreement Filed previously with our Form 10-12G/A on November 05, 2020

3.3	Certificate of Designation of Series A Preferred Units Filed previously with our Form 1U on June 9, 2020

10.1	Audit Committee Member Service Agreement Filed Previously with our Form 1-K on April 01, 2020

31.1	Section 302 Certification by Principal Executive Officers and Principal Accounting Officers, or persons performing similar functions:
31.1a: Section 302 Certification by Managing General Partner
31.1b: Section 302 Certification by Majority Member of General Partner

31.2	Section 906 Certification by Principal Executive Officer and Principal Accounting Officers, or persons performing similar functions:
31.2a: Section 906 Certification by Managing General Partner
31.2b: Section 906 Certification by Majority Member of General Partner

Item 16. 10-K Summary

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:		and
	/s/ Gregory Charles Bankston		/s/ Xianghong Wu
	Gregory Charles Bankston		Xianghong Wu
	Managing General Partner		Majority Member of General Partner

August 09, 2021		August 09, 2021