Form 10-Q
period 2021-03-31
UC Asset LP
filed 2021-09-10
CIK 1723517

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

Commission file number: ___

UC ASSET LP

(Exact Name of Registrant as Specified in its charter)

Delaware	024-10802	30-0912782
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

2299 Perimeter Park Drive, Suite 120

Atlanta, Georgia 30341

(Address of principal executive offices)

Registrant’s telephone number: (470) 475-1035

Copies to:

Richard W. Jones, Esq.

Jones & Haley, P.C.

750 Hammond Drive

Building 12, Suite 100

Atlanta, Georgia 30328

(770) 804-0500

www.corplaw.net

NONE

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

UC ASSET, LP

Condensed Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Portfolio investments	$7,436,061	$7,493,777
Property and equipment and other assets, net	36,141	66,980
Cash and cash equivalents	1,338,128	1,419,710
Total Assets	$8,810,330	$8,980,467

LIABILITIES AND PARTNERS’ CAPITAL
Accrued and other liabilities	$58,226	$57,938
Partners capital:
Series A preferred units, 166,667 and 0 issued and outstanding at March 31, 2020 and December 31, 2019, respectively	300,000	300,000
Common units, 5,635,306 units issued and outstanding at March 31, 2020 and December 31, 2019	8,452,104	8,622,529
Total Liabilities and Partners’ Capital	$8,810,330	$8,980,467

UC ASSET, LP

Condensed Consolidated Statements of Changes in Net Assets from Operations

Three months ended March 31,

(unaudited)

	2021	2020

INCOME

Sales of homes	$-	$-
Rental income	36,300	21,947
Interest income	54,561	8,700
Total income	90,861	30,647

COST OF SALES
Cost of sales	-	-
Total cost of sales	-	-
Gross Margin	90,861	30,647

OPERATING EXPENSES
Management fees	45,288	46,927
Professional fees and other expenses	93,696	70,247
Depreciation	22,086	11,692
Total operating expenses	161,070	128,866

Net investment loss before unrealized gains (losses)	(70,209)	(98,219)

GAINS/LOSSES FROM INVESTMENTS
Net realized and unrealized gains (losses) from investments:
Net unrealized gain (loss) on portfolio investments	(100,216)	(895,803)
Net realized and unrealized gains (losses)	(100,216)	(895,803)
Net increase (decrease) in net assets from operations	$(170,425)	$(994,022)
Net increase in net assets per unit	$(0.03)	$(0.18)
Weighted average units outstanding	5,635,303	5,635,303

UC ASSET, LP

Condensed Consolidated Statement of Partners’ Capital

For the three months ended March 31, 2020

(unaudited)

	Limited Partners Common Units	Limited Partners Preferred A Units	Limited Partners Common Units Amount	Limited Partners Preferred A Units Amount	General Partner	Total Partners’ Equity

BALANCE, January 1, 2020	5,635,303	$-	$8,798,031	$-	$-	$8,798,031
Issuance of Preferred Series A units		166,667	-	300,000		300,000
Net change in net assets from operations	-	-	(994,022)	-	-	(994,022)
BALANCE, March 31, 2020	5,635,303	$166,667	$7,804,009	$300,000	$-	$8,104,009

UC ASSET, LP

Condensed Consolidated Statement of Partners’ Capital

For the three months ended March 31, 2021

(unaudited)

	Limited Partners Common Units	Limited Partners Preferred A Units	Limited Partners Common Units Amount	Limited Partners Preferred A Units Amount	General Partner	Total Partners’ Equity

BALANCE, January 1, 2021	5,635,303	166,667	$8,622,529	$300,000	$-	$8,922,529
Net change in net assets from operations	-	-	(170,425)	-	-	(170,425)
BALANCE, March 31, 2021	5,635,303	$166,667	$8,452,104	$300,000	$-	$8,752,104

UC ASSET, LP

Condensed Consolidated Statements of Cash Flows

Three months ended March 31,

(unaudited)

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net decrease in net assets from operations	$(170,425)	$(994,022)
Adjustments to reconcile net decrease in net assets from operations to net cash provided by (used in) operating activities:
Net unrealized losses on portfolio investments	100,216	895,803
Amortization of prepaid expense	9,902	14,691
Depreciation and amortization	22,086	11,692
Changes in working capital items
Accrued receivables	(48,200)	28,827
Deposits and other assets	(5,750)	1,267
Accrued and other liabilities	289	13,131
Net cash used in operating activities	(91,882)	(28,611)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in portfolio loans	-	(400,000)
Repayments of portfolio loans	6,000	-
Repayments of portfolio loans, related party	4,500	-
Net cash provided by (used in) investing activities	10,500	(400,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received for preferred A units	-	300,000
Net cash provided by financing activities	0	300,000
Net increase in cash and cash equivalents	(81,382)	(128,611)
Cash and cash equivalents, beginning of period	1,419,710	153,687
Cash and cash equivalents, end of period	$1,338,328	$25,076

UC ASSET, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Information as to the three months ended March 31, 2021 is unaudited)

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

UC Asset, LP (the “Partnership”) is a Delaware Limited Partnership formed for the purpose of making capital investments with a focus on growth-equity investments and real estate. The Partnership was formed on February 1, 2016.

The Partnership is managed by its General Partner, UCF Asset LLC.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of accounting The Partnership prepares its financial statements on the accrual basis in accordance with accounting principles generally accepted in the United States. Purchases and sales of investments are recorded upon the closing of the transaction. Investments are recorded at fair value with unrealized gains and losses reflected in the statement of changes in net assets.

The accompanying unaudited condensed interim financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America (“U.S.”) as promulgated by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In our opinion, the accompanying unaudited interim financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

UC ASSET, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

(d) Fair value measurements, continued

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model derived valuations whose inputs are observable or whose significant value drivers are observable

Level 3: Significant inputs to the valuation model are unobservable

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

The estimated fair value of investments as determined by the General Partner was $7,436,461 and $7,493,777 representing 87.98% and 86.91% of partners’ capital at March 31, 2021 and December 31, 2020, whose values have been estimated by the General Partner in the absence of readily ascertainable market values. Due to the inherent uncertainty of valuation, the General Partner’s determination of values may differ significantly from values that would have been realized had a ready market for the investments existed, and the differences could be material.

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

(h) Income Interest income from portfolio investments is recorded as accrued.

(i) Recent Accounting Pronouncements Partnership management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

UC ASSET, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LIQUIDITY AND GOING CONCERN CONSIDERATIONS

The Partnership’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Partnership sustained a net operating loss of approximately $170,425 and cash use of $91,822 from operations for the three months ended March 31, 2021. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

(a) Cash and Cash Equivalents The fair value of financial instruments that are short-term and that have little or no risk are considered to have a fair value equal to book value.

(b) Unsecured Loan Investments The fair value of short-term unsecured loans are considered to have a fair value equal to book value due to the short-term nature and market rate of interest commensurate with the level of credit risk. At March 31, 2021 and December 31, 2020, there were $788,408 and $782,754 in loans, respectively.

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

UC ASSET, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS, continued

(c) Portfolio Investments, continued

The following tables present the fair values of assets and liabilities measured on a recurring basis:

At March 31, 2021		Fair Value Measurement at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Atlanta Landsight, LLC	$4,859,309	$-	$-	$4,859,309
SHOC Holdings LLC	751,537	-	-	751,537
Hotal Service LLC	-	-	-	-
Short term loans	440,837	-	-	440,837
Total Assets	$6,051,683	$-	$-	$6,051,683

At December 31, 2020		Fair Value Measurement at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Atlanta Landsight, LLC	$4,936,494	$-	$-	$4,936,494
SHOC Holdings LLC	740,837	-	-	740,837
Hotal Service LLC	-	-	-	-
Short term loans	405,001	-	-	405,001
Total Assets	$6,082,332	$-	$-	$6,082,332

The fair value measurements are subjective in nature, involve uncertainties and matters of significant judgment; therefore, the results cannot be determined with precision, substantiated by comparison to independent markets and may not be realized in an actual sale or immediate settlement of the instruments.

UC ASSET, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS, continued

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

The following table presents the changes in Level 3 instruments measured on a recurring basis:

Three Months Ended March 31, 2021	Portfolio Investments
January 1, 2020	$7,891,520
Total gains or losses (realized/unrealized):
Included in earnings	(457,959)
Included in other comprehensive income	-
Purchases, issuance and settlements	2,500
Transfers in/out of Level 3	-
March 31, 2021	$7,436,061

Year Ended December 31, 2020	Portfolio Investments
January 1, 2020	$8,667,749
Total gains or losses (realized/unrealized):
Included in earnings	996,342
Included in other comprehensive income	(1,772,571)
Purchases, issuance and settlements
Transfers in/out of Level 3	-
December 31, 2020	$7,891,520

UC ASSET, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - CONCENTRATIONS OF CREDIT RISK

a) Cash Funds held by the Partnership are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Partnership’s cash balance was in excess of FDIC insured limits by $712,403 and $798,743 at March 31, 2021 and December 31, 2020.

NOTE 6 - CAPITAL

The Partnerships capital structure consists of one General Partner and 81 limited partners. The Partnerships total contributed capital was $8,077,540 at March 31, 2021 and December 31, 2020. The limited partner common units are 5,635,306 at March 31, 2021 and December 31, 2020. The limited partner preferred Series A units are 166,667 at March 31, 2021 and December 31, 2020.

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

NOTE 7 - MANAGEMENT FEES - RELATED PARTY

The Partnership pays annual management fees to UCF Asset LLC. Management fees are calculated at 2.0% of assets under management on the first day of the fiscal year, payable quarterly. Management fees were $45,288 and $46,927 for the three months ended March 31, 2021 and 2020, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

UC Asset LP partnership (“UC Asset,” the “Company,” the “Partnership”, “we,” or “us”) is a limited partnership formed on February 01, 2016 under the laws of the State of Delaware. We invest in our portfolio investments for the purpose of capital appreciation. According to our bylaws, a majority of our portfolio investments must be allocated to real estate in metropolitan areas, such as Atlanta, GA and Greensboro, NC. Our principal office address is 2299 Perimeter Park Drive, Suite 120, Atlanta, GA 30341.   On January 02, 2020, our units began to be quoted on the OTCQX, the Best Market of OTC markets.

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

Business Operations

UC Asset was formed to carry on innovative, or otherwise active, real estate investment strategies in order to maximize the Company’s returns. We intend to form separate subsidiaries, each of which will focus on a specialized investment strategy.

By and as of March 31, 2021, our business operations are being performed primarily through our subsidiaries Atlanta Landsight LLC, SHOC Holdings LLC, and Hotal LLC, all of which are our wholly owned Georgia limited liability companies.

 Atlanta Landsight LLC, (“ALS”), invests in residential and commercial properties in the Atlanta metropolitan area. It was initially created to focus on residential redevelopment (“house flip”) market in metropolitan Atlanta, where Money Magazine in May 2017 reported that the average return on investment (“ROI”) on house flip is approximately 50%.

Over time, ALS’ strategy has shifted to innovative investment in non-residential properties in metro Atlanta. In the second quarter of 2021, ALS acquired historical Rufus Rose House in downtown Atlanta. The Company will partner with block-chain technology companies to issue Non-fungible Tokens (“NFT”) based on certain derivative property rights (For example, the right to use the image of the property for business purpose).

If this business strategy proves to be a success, ALS may acquire more historical buildings to form similar business partnerships. All work in the development and sale of NFTs will be performed by ALS’s technology partners and ALS will focus on acquiring and managing its portfolio of historical buildings.

SHOC Holdings LLC (“SHOC LLC”) is a wholly owned subsidiary of the Company, and it is start-up with an innovative business model in which it plans to invest in SHOC properties. SHOC, is an acronym that means Shared Home-Office Cluster/Community. This is a new concept of properties similar to “home rentals” developed and operated by companies such as Airbnb (NASDAQ: ABNB) and Vrbo. The difference of SHOC from “home rentals” is that SHOC properties are defined as home-offices for rent, targeting business travelers.

Home rentals have become trendy and are perceived as alternatives to conventional hotels. However, according to our market research, home rentals are not appealing to certain business travelers, who demand business facilities such as conference rooms, and who prefer to lodge adjacent to major airports, or business centers. As an innovative concept, SHOC will locate nearby major airports or business center districts. These units will be equipped with home-office facilities such as hi-speed internet, video conferencing, office accessories and other tools to empower today’s business travelers. But it also presents the personalized charm, including home-style full-equipped kitchen, to serve travelers with a home office away from home.

As of March 31, 2021, SHOC LLC had not made any investments. It would make its first investment by acquiring a 10-unit apartment building in downtown Atlanta in April 2021, for a consideration of approximately $750,000. It plans to convert this building into an SHOC property of 7-8 units, including two executive suites.

Hotal Services LLC (“HOTAL”) is a wholly owned subsidiary of the Company and it is a start-up whose business strategy is to invest in hospitality properties. It currently has made no investments and carries zero book value.

UC Asset LP also invests in private debts and other non-real estate opportunities, to the extent that the revenue generated from those opportunities will not exceed ten percent (10%) of total revenue of the Company. From inception through March 31, 2021, UC Asset LP held debt investments of approximately $739,000 in total. $700,000 of those debts were assigned to SHOC LLC as a capital contribution in the fourth quarter of 2020.

Results of Operations

Net equity per common unit has grown from $1.156/per unit as of March 01, 2016, to $1.538/per unit (fully diluted) as of December 31, 2020, after a $0.050 distribution in 2018. The following table shows the change of net equity per share during this period:

Period end	Net Equity per Unit pre-dilution	Net Equity per Unit, Fully-diluted *	Dividend Distributed per Unit
Inception, March 1, 2016 - unaudited	$1.156	N/A
December 31, 2016	$1.332	N/A
December 31, 2017	$1.560	N/A
December 31, 2018	$1.482	N/A	$0.050
December 31, 2019	$1.528	N/A
December 31, 2020	$1.583	$1.538
March 31, 2021 - unaudited	$1.553	$1.508

Table I: Net equity per share of UC Asset LP, between March 01, 2016 to March 31, 2021.

*	Based on the assumption that all preferred units/convertible notes were converted into maximum possible number of common units. Currently there are 166,667 preferred units issued and they could possibly be converted at $1.60/unit into a maximum number of 187,500 common units.

Three months Ended March 31, 2020

In this first quarter of 2020, our investment operations are primarily performed through our wholly owned subsidiary Atlanta Landsight LLC and UCF Development LLC.

During the quarter, Atlanta Landsight put two properties on market and had them under contract three times, to three different buyers. Due to the commencement of COVID-19 pandemic, all buyers defaulted, which caused the management of Atlanta Landsight to exit its investment on two properties in the second quarter of 2020, by selling them at prices remarkably reduced. Out of similar concern about COVID-19 impacts, UCF Development decided to abort its plan to develop its Dallas farmland into residential land, and instead started to seek to exit its investment in this farmland. It transferred the land to Atlanta Landsight for a nominal price of $1.00. Later, in the fourth quarter of this year, the farmland would be sold, and UCF Development LLC would be dissolved.

During this period , Atlanta Landsight LLC had $6,667 of realized gain, and $895,803 of unrealized loss which were mostly from readjustment of fair market value of our inventories in consideration of potential impact of the pandemic. UCFD had $802 of realized loss.

Our operational expenses were $112,784 during this period, consisting principally of management fees paid to our general partner, and professional fees. In addition, we had $8,700 of operational income from loan investment.

We consolidated these gains/losses into a realized loss of $98,219 and an unrealized loss of $895,803.

During the 3 months period ended March 31, 2020, we recorded a decrease in net equity of $994,022.

Three months Ended March 31, 2021

In this first quarter of 2021, we did not conduct any major investment operations.

Atlanta Landsight LLC had $39,776 of realized gain, mostly results from its rental revenue and interest income, and $100,216 of unrealized loss, mostly from adjustment of two inventory properties due to change of use.

SHOC Holdings LLC carries $9,349 of realized gains by the end of this period, mostly from interest income.

Our operational expenses were $121,495 during this period, consisting principally of management fees paid to our general partner, and professional fees. In addition, we had an realized gain of $2,161 from loan investment.

We consolidated these gains and losses into a realized loss of $70,209 and an unrealized gain/loss of $100,216.

During the three months ended March 31, 2021, we recorded a decrease in net equity of $170,425.

Trend information

The following discussion covers some significant trends affecting our business during fiscal 2020, in our industry, or to the macro economy, since the last fiscal year, which had impacts on our operations. It also covers known trends, uncertainties, demands, commitments or events that are reasonably likely to have a material effect on our operation for the current fiscal year of 2021.

Public trading of our common units and filing of Form 10-12G

On January 02, 2020, our common units began being quoted on the OTCQX, the Best Market of OTC Markets.

On September 18, 2020, we filed Form 10-12G to convert our Partnership into a fully-reporting public company. This is a step to lay foundations for possible secondary public offering and/or upgrading to national exchanges such as NASDAQ or NYSE, however, there is no assurance that these events will ultimately occur. Since then, we have filed four amendments to Form 10-12G in response to SEC comments.

Impact of COVID-19 on national and local real estate markets

COVID-19 pandemic has had a huge impact on real estate markets. We have closely followed its impacts. We published a “White Paper” on February 23, 2021 to outline our major observations, analyses, and conclusions. In the White Paper the management concluded that the unusual price hike of residential property in 2020 and 2021 was an unexpected consequence of the pandemic, and therefore not sustainable, and probably will peak in the second half of 2021. The White Paper also concluded that fast rising construction costs, which is also a consequence of COVID-19 pandemic, made it undesirable to invest into residential homes that need redevelopments.

For a detailed discussion on the impact of COVID pandemic on real estate market, please refer to a whitepaper published by us: https://www.ucasset.com/WhitePapers/2021%20Management%20White%20Paper.pdf

Application of blockchain technology (NFT) in real estate industry

In the beginning of the third quarter of 2021, ALS acquired historical Rufus Rose House in downtown Atlanta. It will partner with block-chain technology companies to issue Non-fungible Tokens (“NFT”) based on certain derivative property rights (For example, the right to use the image of the property for business purpose). ALS expects to collect $1 million to $5 million from sales of those NFTs.

If this strategy is successful, ALS may acquire more historical buildings to form similar business partnerships. All work in the development and sale of NFTs will be performed by ALS’ technology partners, while ALS will acquire and manage its investment portfolio of historical landmark properties.

Liquidity and Capital Resources

Capital Resources

Since our inception, we have funded our operations primarily through the sale of limited partner interests in private placements. Prior to our public offering, there were 42 limited partners in the Partnership.

Initial Public Offering

In January 2018, we made our first public filing of our Offering Circular with the SEC, pursuant to the requirements of Regulation A plus. On June 13, 2018, our Offering Circular was qualified by the SEC. Our IPO was closed on October 12, 2018. The gross amount of capital was $1.45 million. We had a total of 80 limited partners after the IPO.

Issuance of Series A Preferred Units

On March 02, 2020, the Company closed a private placement, pursuant to which the Company issued 166,667 shares of Series A Preferred Units, at a price of $1.80/unit raising a total of $300,000. The Series A Preferred Units may be converted into common units at the holder’s discretion at any time after March 02, 2021. The conversion price may range between $1.60 - $1.80 per unit, depending on the trading price of common units at the time of conversion. By the end of first quarter of 2021, none of Series A Preferred Units had been converted.

Debt financing

As of and by March 31, 2021, neither us, nor our subsidiaries, carries any outstanding debt. Our subsidiary SHOC LLC will utilize a loan facility of $400,000 from a local bank in the second quarter of 2021. It matures in the third quarter of 2022 and carries an annual interest of 4.25%.

Cash Flows

The following table shows a summary of cash flows for the periods set forth below:

	Quarter Ended March 31, 2021	Quarter Ended March 31, 2020
Net cash used in operating activities	$91,882	$28,611
Net cash provided by (used in) investing activities	$10,500	$(400,000)
Net cash provided by financing activities	$-	$300,000
Cash at beginning of period	$1,419,710	$153,687
Cash at end of period	$1,338,328	$25,076

Net Cash Used in Operating Activities

For the three months ended March 31, 2020, net cash used in operating activities was primarily the result of management fees and professional fees.

For the three months ended March 31, 2021, net cash used in operating activities was primarily the result of management fees and professional fees.

Net Cash (Used in) Provided by Investing Activities

For the three months ended March 31, 2020, net cash used in investing activities was primarily the result of a $400,000 investment in new loans. We didn’t invest in or exit from any portfolio investment in real estate properties.

For the three months ended March 31, 2021, net cash provided by investing activities was $10,500, resulting from payments received on portfolio loans.

Net Cash Provided by Financing Activities

For the three months ended March 31, 2020, net cash provided by financing activities was primarily due to the receipt of a cash investment of $300,000 through the sale of Series A Preferred Units.

For the three months ended March 31, 2021, net cash provided by financing activities was zero.

Commitments and Contingencies

We pay quarterly management fees to our general partner, UCF Asset LLC. Management fees are calculated at 2.0% of assets under management as of the last day of our preceding fiscal year. Management fees for the three months ended March 31, 2020 and 2021 were $43,788 and $45,000, respectively.

In addition, we lease space from an unaffiliated third party at 2299 Perimeter Park Drive, Suite 120 in Atlanta, GA. Rent is paid monthly and the amount paid is as follows: $2,096 from November 2, 2019 through November 1, 2020, and $2,158 for the next twelve months until November 1, 2021. Pursuant to the terms of the lease, we have provided a deposit of $2,189 to the landlord.

Off Balance-sheet Arrangements

The Company doesn’t have any off balance-sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021.

Our management, with the participation of our (principal executive officer, and our principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.

Based on this evaluation, our management has concluded that, as of the end of such period, our disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our president (our principal executive officer, our principal accounting officer and our principal financial officer), to allow timely decisions regarding required disclosure. The reason or these deficiencies are as follows:

1)	We have an inadequate number of personnel.

2)	We do not have sufficient segregation of duties within our accounting functions.

3)	We have insufficient written policies and procedure over our disclosures.

Evaluation of Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and our principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors of our Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate, because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our principal executive officer and our principal accounting officer, an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2021 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of March 31, 2021, our Company’s internal control over financial reporting was not effective based on present Company activity. Our Company is in the process of adopting specific internal control mechanisms. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over Company activities as well as more stringent accounting policies to track and update our financial reporting.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended March 31, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

Coronavirus Impact (COVID-19)

Due to the recent outbreak of the coronavirus reported in many countries worldwide, local and federal governments have issued travel advisories, canceled large scale public events and closed schools. In addition, some companies have canceled conferences and travel plans and are requiring employees to work from home. Global financial markets have also experienced extreme volatility and disruptions to capital and credit markets.

We are unable to predict the impact of the coronavirus on our operations at this time. Adverse events such as health-related concerns about working in our offices, the inability to travel, potential impact on our business partners and customers, and other matters affecting the general work and business environment could harm our business and interfere with the pursuit of our business plan. The adverse events may also adversely impact our ability to raise capital or to continue as a going concern. We continue to monitor the outbreak of the coronavirus on our operations. The global economic slowdown and the other risks and uncertainties associated with the pandemic could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In addition, to the extent the ongoing COVID-19 pandemic adversely affects the Company’s business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties which the Company faces.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

At this time, there are no materials pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A. Risk Factors.

Not required as a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 02, 2020, the Company closed a private placement, pursuant to which the Company issued 166,667 shares of Series A Preferred Units, at a price of $1.80/unit raising a total of $300,000. Proceeds from the sale of Series A Preferred Units were used to expand the Company’s investment portfolio.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

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

31.2a: Section 906 Certification by Managing General Partner

31.2b: Section 906 Certification by Majority Member of General Partner

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ Greg Bankston	By:	/s/ Xianghong Wu
	Greg Bankston		Xianghong Wu
	Managing General Partner		Majority Member of General Partner

September 09, 2021		September 09, 2021