Form 10-Q
period 2021-06-30
UC Asset LP
filed 2021-09-10
CIK 1723517

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

UC ASSET, LP

Condensed Consolidated Balance Sheets

	June 30, 2021	December 31, 2020
ASSETS	(unaudited)
Portfolio investments	$6,394,330	$7,493,777
Property and equipment and other assets, net	20,765	66,980
Cash and cash equivalents	2,721,469	1,419,710

Total Assets	$9,136,564	$8,980,467

LIABILITIES AND PARTNERS’ CAPITAL
Accrued and other liabilities	$71,461	$57,938
Mortgage loans	400,000
Partners capital:
Series A preferred units, 166,667 and 0 issued and outstanding at March 31, 2020 and December 31, 2019, respectively	300,000	300,000
Common units, 5,635,306 units issued and outstanding at June 30, 2020 and December 31, 2019	8,365,103	8,622,529

Total Liabilities and Partners’ Capital	$9,136,564	$8,980,467

UC ASSET, LP

Condensed Consolidated Statements of Changes in Net Assets from Operations

Three and Six months ended June 30,

(unaudited)

	Three Months Ended June 30		Six Months Ended June 30,
	2021	2020	2021	2020

INCOME

Sales of homes	$1,909,644	$869,087	$1,909,644	$869,087
Rental income	24,942	24,700	61,242	46,647
Interest income	38,504	14,525	93,065	23,225

Total income	1,973,090	908,312	2,063,951	938,959

COST OF SALES
Cost of sales	1,930,455	1,342,061	1,930,455	1,342,061

Total cost of sales	1,930,455	1,342,061	1,930,455	1,342,061

Gross Margin	42,635	(433,749)	133,496	(403,102)

OPERATING EXPENSES
Management fees	45,287	45,287	90,575	92,214
Professional fees and other expenses	55,931	72,137	149,627	142,386
Depreciation	22,321	11,499	44,407	23,191

Total operating expenses	123,539	128,923	284,609	257,791

Net investment loss before unrealized gains (losses)	(80,904)	(562,672)	(151,113)	(660,893)

GAINS/LOSSES FROM INVESTMENTS
Net realized and unrealized gains (losses) from investments:
Net unrealized gain (loss) on portfolio investments	(6,097)	(291,805)	(106,313)	(1,187,608)

Net realized and unrealized gains (losses)	(6,097)	(291,805)	(106,313)	(1,187,608)

Net increase (decrease) in net assets from operations	$(87,001)	$(854,477)	$(257,426)	$(1,848,501)

Net increase in net assets per unit	$(0.02)	$(0.15)	$(0.05)	$(0.33)
Weighted average units outstanding	5,635,303	5,635,303	5,635,303	5,635,303

UC ASSET, LP

Condensed Consolidated Statement of Partners’ Capital

For the three and six months ended June 30, 2020

(unaudited)

	Limited Partners Common Units	Limited Partners Preferred A Units	Limited Partners Common Units Amount	Limited Partners Preferred A Units Amount	General Partner	Total Partners’ Equity

BALANCE, January 1, 2020	5,635,303	-	$8,798,031	$-	$-	$8,798,031

Issuance of Preferred Series A units		166,667	-	300,000		300,000
Net change in net assets from operations	-	-	(994,022)	-	-	(994,022)

BALANCE, March 31, 2020	5,635,303	166,667	7,804,009	300,000	$-	8,104,009

Net change in net assets from operations	-	-	(854,477)	-	-	(854,477)

BALANCE, June 30, 2020	5,635,303	166,667	$6,949,532	$300,000	-	$7,249,532

UC ASSET, LP

Condensed Consolidated Statement of Partners’ Capital

For the three and six months ended June 30, 2021

(unaudited)

	Limited Partners Common Units	Limited Partners Preferred A Units	Limited Partners Common Units Amount	Limited Partners Preferred A Units Amount	General Partner	Total Partners’ Equity

BALANCE, January 1, 2021	5,635,303	166,667	$8,622,529	$300,000	$-	$8,922,529

Net change in net assets from operations	-	-	(170,425)	-	-	(170,425)

BALANCE, March 31, 2021	5,635,303	166,667	8,452,104	300,000	-	8,752,104

Net change in net assets from operations	-	-	(87,001)	-	-	(87,001)

BALANCE, June 30, 2021	5,635,303	166,667	$8,365,103	$300,000	-	$8,665,103

UC ASSET, LP

Condensed Consolidated Statements of Cash Flows

Six months ended June 30,

(unaudited)

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net decrease in net assets from operations	$(257,426)	$(1,848,502)
Adjustments to reconcile net decrease in net assets from operations to net cash provided by (used in) operating activities:
Net unrealized losses on portfolio investments	106,313	1,187,608
Amortization of prepaid expense	26,939	37,521
Depreciation	44,407	23,191
Changes in working capital items
Accrued receivables	(90,411)	(15,937)
Deposits and other assets	(262)	(12,000)
Accrued and other liabilities	-	446

Net cash used in operating activities	(170,440)	(627,673)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in portfolio properties	(768,321)	(337,500)
Sale of portfolio properties	1,909,643	869,087
Investments in portfolio loans	(100,000)	(400,000)
Repayments of portfolio loans	24,000	50,000
Repayments of portfolio loans, related party	6,877	-

Net cash provided by investing activities	1,072,199	181,587

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from mortgage loan on portfolio property	400,000	-
Cash received from construction loan on portfolio property	-	192,000
Cash received for preferred A units	-	300,000

Net cash provided by financing activities	400,000	492,000

Net increase in cash and cash equivalents	1,301,759	45,914

Cash and cash equivalents, beginning of period	1,419,710	153,687

Cash and cash equivalents, end of period	$2,721,469	$199,601

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

The accompanying unaudited condensed interim financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America (“U.S.”) as promulgated by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In our opinion, the accompanying unaudited interim financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the three months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

UC ASSET, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LIQUIDITY AND GOING CONCERN CONSIDERATIONS

The Partnership’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Partnership sustained a net operating loss of approximately $257,426 and cash use of $170,440 from operations for the six months ended June 30, 2021. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

(a) Cash and Cash Equivalents The fair value of financial instruments that are short-term and that have little or no risk are considered to have a fair value equal to book value.

(b) Unsecured Loan Investments The fair value of short-term unsecured loans are considered to have a fair value equal to book value due to the short-term nature and market rate of interest commensurate with the level of credit risk. At June 30, 2021 and December 31, 2020, there were $899,603 and $782,754 in loans, respectively.

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

UC ASSET, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS, continued

(c) Portfolio Investments, continued

The following tables present the fair values of assets and liabilities measured on a recurring basis:

At June 30, 2021		Fair Value Measurement at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Atlanta Landsight, LLC	$4,990,484	$-	$-	$4,990,484
SHOC Holdings LLC	796,949	-	-	796,949
Hotal Service LLC	-	-	-	-
Short term loans	899,603	-	-	899,603

Total Assets	$6,687,036	$-	$-	$6,687,036

At December 31, 2020		Fair Value Measurement at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Atlanta Landsight, LLC	$4,997,614	$-	$-	$4,997,614
SHOC Holdings LLC	940,837	-	-	940,837
Hotal Service LLC	-	-	-	-
Short term loans	782,754	-	-	782,754

Total Assets	$6,721,205	$-	$-	$6,721,205

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

The following table presents the changes in Level 3 instruments measured on a recurring basis:

Three Months Ended March 31, 2021	Portfolio Investments
January 1, 2020	$7,891,520
Total gains or losses (realized/unrealized):
Included in earnings	(259,678)
Included in other comprehensive income	(125,313)
Purchases, issuance and settlements	(1,112,199)
Transfers in/out of Level 3	-

March 31, 2021	$6,394,330

Year Ended December 31, 2020	Portfolio Investments
January 1, 2020	$8,667,749
Total gains or losses (realized/unrealized):
Included in earnings	996,342
Included in other comprehensive income	(1,772,571)
Purchases, issuance and settlements
Transfers in/out of Level 3	-

December 31, 2020	$7,891,520

UC ASSET, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - CONCENTRATIONS OF CREDIT RISK

a) Cash Funds held by the Partnership are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Partnership’s cash balance was in excess of FDIC insured limits by $2,174,279 and $798,743 at June 30, 2021 and December 31, 2020.

NOTE 6 - CAPITAL

The Partnerships capital structure consists of one General Partner and 81 limited partners. The Partnerships total contributed capital was $8,077,540 at June 30, 2021 and December 31, 2020. The limited partner common units are 5,635,306 at June 30, 2021 and December 31, 2020. The limited partner preferred Series A units are 166,667 at June 30, 2021 and December 31, 2020.

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

NOTE 7 - MANAGEMENT FEES - RELATED PARTY

The Partnership pays annual management fees to UCF Asset LLC. Management fees are calculated at 2.0% of assets under management on the first day of the fiscal year, payable quarterly. Management fees were $90,575 and $92,214 for the six months ended June 30, 2021 and 2020, respectively.

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

By and as of June 30, 2021, our business operations are being performed primarily through our subsidiaries Atlanta Landsight LLC, SHOC Holdings LLC, and Hotal LLC, all of which are our wholly owned Georgia limited liability companies.

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

SHOC Holdings LLC (“SHOC LLC”) is a wholly owned subsidiary of the Company, and it is start-up with an innovative business model to invest in SHOC properties. SHOC, is an acronym that means Shared Home-Office Cluster/Community. This is a new concept of properties similar to “home rentals” developed and operated by companies such as Airbnb (NASDAQ: ABNB) and Vrbo. The difference of SHOC from “home rentals” is that SHOC properties are defined as home-offices for rent, targeting business travelers.

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

In April 2021, SHOC LLC made its first investment by acquiring a 10-unit apartment building in downtown Atlanta in April 2021, for a consideration of approximately $750,000. It plans to convert this building into a SHOC property of 7-8 units, including two executive suites.

Hotal Services LLC (“HOTAL”) is a wholly owned subsidiary of the Company and it is a start-up whose business strategy is to invest in hospitality properties. It currently has made no investments and carries zero book value.

UC Asset LP also invests in private debts and other non-real estate opportunities, to the extent that the revenue generated from those opportunities will not exceed ten percent (10%) of total revenue of the Company. From inception through June 30, 2021, UC Asset LP held debt investments of approximately $739,000 in total. $700,000 of those debts were assigned to SHOC LLC as a capital contribution in the fourth quarter of 2020.

Results of Operations

Net equity per common unit has grown from $1.156/per unit as of March 01, 2016, to $1.493/per unit (fully diluted) as of June 30, 2021, after a $0.050 distribution in 2018. The following table shows the change of net equity per share during this period:

Period end	Net Equity per Unit pre-dilution	Net Equity per Unit, Fully-diluted *	Dividend Distributed per Unit
Inception, March 1, 2016 - unaudited	$1.156	N/A
December 31, 2016	$1.332	N/A
December 31, 2017	$1.560	N/A
December 31, 2018	$1.482	N/A	$0.050
December 31, 2019	$1.528	N/A
December 31, 2020	$1.583	$1.538
June 30, 2021 - unaudited	$1.529	$1.493

Table I: Net equity per share of UC Asset LP, between March 01, 2016 to June 30, 2021.

*	Based on the assumption that all preferred units/convertible notes were converted into maximum possible number of common units. Currently there are 166,667 preferred units issued and they could possibly be converted at $1.60/unit into a maximum number of 187,500 common units.

Three months Ended June 30, 2020

In this second quarter of 2020, our investment operations are primarily performed through our wholly owned subsidiary Atlanta Landsight LLC and UCF Development LLC.

Due to the commencement of the COVID-19 pandemic, Atlanta Landsight chose to exit its investments on two properties in the second quarter of 2020, by selling them at reduced prices. Atlanta Landsight LLC had $463,462 of realized loss, mostly from the sale of this two properties. It also record $291,805 of unrealized loss during this period, mostly from adjustment of the fair market value of portfolio properties.

Our operational expenses were $113,747 during this period, consisting principally of management fees paid to our general partner, and professional fees. In addition, we made investment income of $14,525 from loan investments.

We consolidated our losses into a realized loss of $562,675 and an unrealized loss of $291,805.

During the 3 months period ended June 30, 2020, we recorded a decrease in net equity of $854,480.

Six months Ended June 30, 2020

During the six month ended June 30, 2020, our investment operations were primarily performed through our wholly owned subsidiary Atlanta Landsight LLC and UCF Development LLC.

Atlanta Landsight LLC had $456,785 of realized loss, which were mostly from the exit of two portfolio properties at reduced price, and $1,187,608 of unrealized loss, which were mostly from readjustment of fair market value of our inventories in consideration of potential impact of the pandemic.

Our operational expenses were $226, 531 during this period, consisting principally of management fees paid to our general partner, and professional fees. In addition, we made investment income of $23,225 from loan investments.

UCFD transferred its farmland property to ALS along with the unrealized gain carried in the property. In additional, UCFD had $802 of realized losses from continuous operation.

We consolidated these gains/losses into a realized loss of $660,894 and a unrealized loss of $1,187,608.

During the 6 months period ended June 30, 2020, we also recorded a decrease in net equity of $1,848,502.

Three months Ended June 30, 2021

In this second quarter of 2021, we exited our investments in two residential properties held under Atlanta Landsight LLC, and invest into one commercial SHOC property through SHOC Holdings LLC, in the second quarter of 2021. We would invest into a historic landmark property through Atlanta Landsight LLC in the beginning of third quarter of 2021.

Atlanta Landsight LLC had $8,094 of realized gain, mostly from exiting the two properties, and $6,097 of unrealized loss, mostly from operating costs of holding its investment portfolio. SHOC Holdings LLC had $13,991 realized gain in this period, mostly from interests of loan investments

Our operational expenses were $103,503 during this period, consisting principally of management fees paid to our general partner, and professional fees. In addition, we made investment income of $493 from loans in this period.

We consolidated our gains/losses into a realized loss of $80,904 And a unrealized loss of $6,097.

During the three months ended June 30, 2021, we recorded a decrease in net equity of $87,001.

Six months Ended June 30, 2021

For the six months ended June 30, 2021, our investment operations are primarily performed through our wholly owned subsidiary Atlanta Landsight LLC and SHOC Holdings LLC.

Atlanta Landsight LLC had $47,870 of realized gain, mostly from liquidating two portfolio properties and received rental incomes from held portfolio properties, and $106,313 of unrealized loss, mostly from the adjustment of fair market value of two portfolio properties due to change of use. SHOC Holdings LLC had $23,340 realized gains in this period, mostly from interest income from its portfolio investments.

Our operational expenses were $224,998 during this period, consisting principally of management fees paid to our general partner, and professional fees. In addition, we made investment income of $2,654 from short term loans.

We consolidated our gains/losses into a realized loss of $151, 113 And an unrealized loss of $106,313.

During the six months ended June 30, 2021, we recorded a decrease in net equity of $257,426.

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

On September 18, 2020, we filed Form 10-12G to convert our Partnership into a fully-reporting public company. This is a step to lay foundations for possible secondary public offering and/or upgrading to national exchanges such as NASDAQ or NYSE, however, there is no assurance that there events will ultimately occur. Since then, we have filed four amendments to Form 10-12G in response to SEC comments.

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

Liquidity and Capital Resources

Capital Resources

Since our inception, we have funded our operations primarily through the sale of limited partner interests in private placements. Prior to our public offering, there were 42 limited partners in the Partnership, who invested a total amount of $6.9 million.

Initial Public Offering

In January 2018, we made our first public filing of our Offering Circular with the SEC, pursuant to the requirements of Regulation A plus. On June 13, 2018, our Offering Circular was qualified by the SEC. Our IPO was closed on October 12, 2018. The gross amount of capital raised in the offering was $1.45 million. We had a total of 80 limited partners after the IPO.

Issuance of Series A Preferred Units

On March 02, 2020, the Company closed a private placement, pursuant to which the Company issued 166,667 shares of Series A Preferred Units, at a price of $1.80/unit raising a total of $300,000. The Series A Preferred Units may be converted into common units at the holder’s discretion at any time after March 02, 2021. The conversion price may range between $1.60 - $1.80 per unit, depending on the trading price of common units at the time of conversion. By the end of second quarter of 2021, none of Series A Preferred Units had been converted.

 Debt financing

As of and by June 30, 2021, our outstanding debt includes a loan facility of $400,000 from a local bank, utilized by our subsidiary SHOC LLC. It matures in the third quarter of 2022 and carries an annual interest of 4.25%.

Cash Flows

The following table shows a summary of cash flows for the periods set forth below:

	Quarter Ended June 30, 2021	Quarter Ended June 30, 2020
Net cash used in operating activities	$78,552	$599,062
Net cash provided by investing activities	$1,061,699	$581,587
Net cash provided by financing activities	$400,000	$192,000
Cash at beginning of period	$1,338,328	$25,076
Cash at end of period	$2,721,469	$199,601

	Half year Ended June 30, 2021	Half year Ended June 30, 2020
Net cash used in operating activities	$170,440	$627,673
Net cash (used in) provided by investing activities	$1,072,199	$181,587
Net cash provided by financing activities	$400,000	$492,000
Cash at beginning of period	$1,419,710	$153,687
Cash at end of period	$2,721,469	$199,601

Net Cash Used in Operating Activities

For the three months ended June 30, 2020, and the six months ended June 30, 2020, net cash used in operating activities was primarily the result of management fees and professional fees.

For the three months ended June 30, 2021, and the six months ended June 30, 2021, net cash used in operating activities was primarily the result of management fees and professional fees.

Net Cash (Used in) Provided by Investing Activities

For the three months ended June 30, 2020, net cash provided by investing activities was primarily the result of $866,000 we received selling two residential properties.

For the six months ended June 30, 2020, net cash provided by investing activities was primarily the result of the above-reported, plus $400,000 investment in debts.

For the three months ended June 30, 2021, and for the six months ended June 30, 2021, net cash provided by investing activities was primarily the result of approximately $1,910,000 received from selling two residential properties, $350,000 invested in acquiring one commercial property, and $16,500 earnest money invested in acquiring a historic landmark property.

Net Cash Provided by Financing Activities

For the three months ended June 30, 2021, net cash provided by financing activities was primarily the result of increase in a construction loan of $82,000.

For the six months ended June 30, 2020, net cash provided by financing activities was primarily due to a construction loan, as discussed above, plus net proceeds of $300,000 in contribution by a limited partner through issuance of Series A Preferred Units.

For the three months ended June 30, 2021, and for the six months ended June 30, 2021, net cash provided by financing activities was primarily the result of a n acquisition loan utilized by SHOC Holdings LLC, in the amount of $400,000.

Commitments and Contingencies

We pay quarterly management fees to our general partner, UCF Asset LLC. Management fees are calculated at 2.0% of assets under management as of the last day of our preceding fiscal year. Management fees for the three months ended June 30, 2020 and 2021 were $45, 287 and $32, 053, respectively. Management fees for the six months ended June 30, 2020 and 2021 were $89, 075 and $77,053, respectively.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021.

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

Evaluation of Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and our principal accounting officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors of our Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate, because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our principal executive officer and our principal accounting officer, an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2021 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of June 30, 2021, our Company’s internal control over financial reporting was not effective based on present Company activity. Our Company is in the process of adopting specific internal control mechanisms. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over Company activities as well as more stringent accounting policies to track and update our financial reporting.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended June 30, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 02, 2020, the Company closed a private placement, pursuant to which the Company issued 166,667 shares of Series A Preferred Units, at a price of $1.80/unit raising a total of $300,000. Proceeds from the sale of Series A Preferred Units were used to expand the Company’s exist investment portfolio.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

3.1	Certificate of Limited Partnership of UC Asset
Filed previously with our Form 1A on February 12, 2018.

3.2	Limited Partnership Agreement
Filed previously with our Form 10-12G/A on November 05, 2020

3.3	Certificate of Designation of Series A Preferred Units
Filed previously with our Form 1U on June 9, 2020

10.1	Audit Committee Member Service Agreement
Filed Previously with our Form 1-K on April 01, 2020

31.1	Section 302 Certification by Principal Executive Officers and Principal Accounting Officers, or persons performing similar functions:
31.1a: Section 302 Certification by Managing General Partner
31.1b: Section 302 Certification by Majority Member of General Partner

31.2	Section 906 Certification by Principal Executive Officer and Principal Accounting Officers, or persons performing similar functions:
31.2a: Section 906 Certification by Managing General Partner
31.2b: Section 906 Certification by Majority Member of General Partner

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ Gregory Charles Bankston	and	/s/ Xianghong Wu
	Gregory Charles Bankston Managing General Partner		Xianghong Wu Majority Member of General Partner

	September 10, 2021		September 10, 2021