Form 10-K/A
period 2020-12-31
UC Asset LP
filed 2021-11-01
CIK 1723517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

Common Units: 5,635,303

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART IV	12
Item 15. Exhibit and Financial Statement Schedules.	12
Item 16. 10-K Summary	12

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

ii

Explanatory Note

This Amendment No. 2 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K (the “2021 Form 10-K”) of UC Asset LP (the “Company” , the “Partnership”, “we” or “our”) for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (the “SEC”) on August 03, 2021. We are filing this Amendment to amend the 2021 Form 10-K to: 1) amend Part II, Item 5 to provide most updated information on number of holders of our common units, as well as the market information required by Item 201(a)(1) of Regulation S-K; 2) amended Part II, Item 5 to disclose the exemption relied upon and the facts supporting reliance upon the exemption for the private placement disclosed in this section; 3) correct a few typographical errors, contained in the “Overview” section of Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations. Specifically, we corrected the numbers included in the last row of Table I: Net equity per share of UC Asset LP, between March 01, 2016 to December 31, 2020. 4) updated Part III, Item 11: Executive Compensation, to include most up-to-date amount of management fees paid to our General Partner. And 5) update Exhibit 31.1a, 31.1b, 32.1a and 32.1b to the new date of filing this Amendment.

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

Starting from the date of January 02, 2020, our common units have been quoted on OTCQX under the symbol UCASU.

OTCQX quotations, as over-the-counter market quotations, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The high and low common unit sales per unit were as follows:

	First		Second		Third		Fourth
	Quarter		Quarter		Quarter		Quarter		Full Year
2020
High		$2.20		$2.36		$2.36		$2.40		$2.40
Low		$1.88		$0.215		$2.20		$0.52		$0.215
2019
High	$	n/a	$	n/a	$	n/a	$	n/a	$	n/a
Low	$		$		$		$		$

As of and by the date of September 30, 2021, we have 104 NOBO shareholders of our common units, among whom 90 shareholders hold 100 or more shares of our common units.

We have not made a distribution to our common unit holders for the past two fiscal years. We may make distributions to our common unit holders in the future, but the payment of such distributions is at the sole discretion of our general partner.

(b)	Related Stockholder Matters

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

These units were sold on a private basis, no underwriter was involved with the sales and no commissions were paid in connection with such sales.

The Series A units were sold to an “accredited investor.” The Series A units issued by the Partnership are deemed “restricted securities” within the meaning of that term as defined in Rule 144 of the Securities Act and have been issued pursuant to the “private placement” exemption under Section 4(2) of the Securities Act. This transaction did not involve a public offering of securities. Investors who purchased securities in the private placement had access to information on the Partnership necessary to make an informed decision. The Partnership has been informed that the purchaser is able to bear the economic risk of this investment, they are aware that the securities were not registered under the Securities Act, and they have been notified that the securities cannot be re-offered or re-sold unless the securities are registered or are qualified for sale pursuant to an exemption from registration.

Neither the Partnership nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising.

The purchaser represented in writing that he acquired the securities for his own accounts and not with the view to, or for resale in connection with any distribution. A legend was placed on the certificate issued stating that the securities are restricted, they have not been registered under the Securities Act and they cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

(c)	Use of Proceeds

The proceeds raised from the issuance of our Series A Preferred Units were contributed to Atlanta Landsight LLC (“ALS”) as an additional capital contribution, and then were used to pay down ALS’s construction loan.

(d)	Issuer Purchases of Equity Securities

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

We pay management fees quarterly to our general partner. Management fees are calculated at 2.0% of assets under management as of the last day of our preceding fiscal year. The fee is paid quarterly. Management fees for the periods ended December 31, 2019 and 2020 was $164,488 and $182,798, respectively. Management fees for the six months ended June 30, 2021 were $77,053. In addition, the General Partner will receive approximately 20% of all distributions the Company makes above a “hurdle rate”. See “Distributions”.

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

By:		and
	/s/ Gregory Charles Bankston		/s/ Xianghong Wu
	Gregory Charles Bankston		Xianghong Wu
	Managing General Partner		Majority Member of General Partner

October 29, 2021		October 29, 2021