Form 10-Q
period 2021-09-30
UC Asset LP
filed 2021-11-23
CIK 1723517

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Common Units: 5,485,025

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

UC ASSET, LP

Condensed Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Cash	$826,112	$1,419,710
Portfolio investments	7,795,012	7,493,777
Property and equipment, net	3,333	6,005
Prepaid expenses and other assets	17,381	60,975
Total Assets	$8,641,838	$8,980,467

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued liabilities	$144,696	$57,938
Mortgage loans	400,000	-
Partners capital:
Series A preferred units, 166,667and 0 issued and outstanding at September 30, 2020 and December 31, 2019, respectively	300,000	300,000
Common units, 5,635,306 units issued and outstanding at September 30, 2020 and December 31, 2019	7,797,142	8,622,529
Total Liabilities and Partners’ Capital	$8,641,838	$8,980,467

The accompanying notes are an integral part of the condensed consolidated financial statements

UC ASSET, LP

Condensed Consolidated Statements of Changes in Net Assets from Operations

(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30,
	2021	2020	2021	2020
INCOME

Sales of homes	$-	$939,436	$1,909,644	$1,808,523
Rental income	22,000	29,800	83,242	76,447
Interest income	36,766	(4,044)	129,831	19,181
Total income	58,766	965,192	2,122,717	1,904,151
COST OF SALES
Cost of sales	149,297	908,577	2,079,752	2,250,638
Total cost of sales	149,297	908,577	2,079,752	2,250,638
Gross Margin	(90,531)	56,615	42,965	(346,487)
OPERATING EXPENSES
Management fees	45,288	45,288	135,863	137,502
General and administrative expenses	144,469	63,182	294,096	205,568
Interest expense	4,000	-	4,000	8,000
Depreciation	28,270	14,260	72,677	37,451
Total operating expenses	222,027	122,730	506,636	388,521
Net investment loss before unrealized gains (losses)	(312,558)	(66,115)	(463,671)	(735,008)
GAINS/LOSSES FROM INVESTMENTS
Net realized and unrealized gains (losses) from investments:
Net unrealized gain (loss) on portfolio investments	(255,403)	133,453	(361,716)	(1,054,155)
Net realized and unrealized gains (losses)	(255,403)	133,453	(361,716)	(1,054,155)
Net increase (decrease) in net assets from operations	$(567,961)	$67,338	$(825,387)	$(1,789,163)
Net increase in net assets per unit	$(0.10)	$0.01	$(0.15)	$(0.32)
Weighted average units outstanding	5,635,303	5,635,303	5,635,303	5,635,303

The accompanying notes are an integral part of the condensed consolidated financial statements

UC ASSET, LP

Condensed Consolidated Statement of Partners’ Capital

(unaudited)

	Limited Partners Common Units	Limited Partners Preferred A Units	Limited Partners Common Units Amount	Limited Partners Preferred A Units Amount	General Partner	Total Partners’ Equity

BALANCE, January 1, 2020	5,635,303	-	$8,798,031	$-	$-	$8,798,031
Issuance of Preferred Series A units		166,667	-	300,000		300,000
Net change in net assets from operations	-	-	(994,022)	-	-	(994,022)
BALANCE, March 31, 2020	5,635,303	166,667	7,804,009	300,000	$-	8,104,009
Net change in net assets from operations	-	-	(854,477)	-	-	(854,477)
BALANCE, June 30, 2020	5,635,303	166,667	6,949,532	300,000	-	7,249,532
Net change in net assets from operations	-	-	67,338	-	-	67,338
BALANCE, September 30, 2020	5,635,303	166,667	$7,016,870	$300,000	-	$7,316,870

UC ASSET, LP

Condensed Consolidated Statement of Partners’ Capital

(unaudited)

	Limited Partners Common Units	Limited Partners Preferred A Units	Limited Partners Common Units Amount	Limited Partners Preferred A Units Amount	General Partner	Total Partners’ Equity

BALANCE, January 1, 2021	5,635,303	166,667	$8,622,529	$300,000	$-	$8,922,529
Net change in net assets from operations	-	-	(170,425)	-	-	(170,425)
BALANCE, March 31, 2021	5,635,303	166,667	8,452,104	300,000	-	8,752,104
Net change in net assets from operations	-	-	(87,001)	-	-	(87,001)
BALANCE, June 30, 2021	5,635,303	166,667	8,365,103	300,000	-	8,665,103
Net change in net assets from operations	-	-	(567,961)	-	-	(567,961)
BALANCE, September 30, 2021	5,635,303	166,667	$7,797,142	$300,000	-	$8,097,142

The accompanying notes are an integral part of the condensed consolidated financial statements

UC ASSET, LP

Condensed Consolidated Statements of Cash Flows

Nine months ended September 30,

(unaudited)

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net decrease in net assets from operations	$(825,387)	$(1,789,163)
Adjustments to reconcile net decrease in net assets from operations to net cash provided by (used in) operating activities:
Net unrealized losses on portfolio investments	361,716	1,054,155
Amortization of prepaid expense	54,355	34,597
Depreciation	72,677	37,451
Changes in working capital items
Accounts receivable and accrued interest	(88,211)	(28,387)
Prepaid expenses, deposits and other assets	(10,761)	(24,929)
Accrued and other liabilities	86,758	48,634
Net cash used in operating activities	(348,853)	(667,642)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in portfolio properties	(2,508,579)	(648,651)
Sale of portfolio properties	1,909,644	1,808,523
Investments in portfolio loans	(100,000)	(400,000)
Repayments of portfolio loans	54,190	54,014
Purchase of fixed assets	-	(6,000)
Net cash (used in) provided by investing activities	(644,745)	807,886
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from mortgage loan on portfolio property	400,000	-
Cash received from construction loan on portfolio property	-	232,000
Cash received for preferred A units	-	300,000
Net cash provided by financing activities	400,000	532,000
Net increase in cash and cash equivalents	(593,598)	672,244
Cash and cash equivalents, beginning of period	1,419,710	153,687
Cash and cash equivalents, end of period	$826,112	$825,931
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$4,000	$-
Non-cash financing activities:
Portfolio property exchanged for convertible note receivable	$-	$1,300,000

The accompanying notes are an integral part of the condensed consolidated financial statements

UC ASSET, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Information as to the nine months ended September 30, 2021 is unaudited)

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

The accompanying unaudited condensed interim financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America (“U.S.”) as promulgated by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In our opinion, the accompanying unaudited interim financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

The estimated fair value of investments as determined by the General Partner was $7,795,012 and $7,493,777 representing 96.83% and 86.91% of partners’ capital at September 30, 2021 and December 31, 2020, whose values have been estimated by the General Partner in the absence of readily ascertainable market values. Due to the inherent uncertainty of valuation, the General Partner’s determination of values may differ significantly from values that would have been realized had a ready market for the investments existed, and the differences could be material. See Note 4.

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

(i) Recent Accounting Pronouncements Partnership management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financials.

UC ASSET, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LIQUIDITY AND GOING CONCERN CONSIDERATIONS

The Partnership’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Partnership sustained a net operating loss of approximately $463,671 and cash use of $348,853 from operations for the nine months ended September 30, 2021. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

(a) Cash and Cash Equivalents The fair value of financial instruments that are short-term and that have little or no risk are considered to have a fair value equal to book value.

(b) Unsecured Loan Investments The fair value of short-term unsecured loans are considered to have a fair value equal to book value due to the short-term nature and market rate of interest commensurate with the level of credit risk. At September 30, 2021 and December 31, 2020, there were $898,290 and $782,754 in loans, respectively.

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

UC ASSET, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS, continued

(c) Portfolio Investments, continued

The following tables present the fair values of assets and liabilities measured on a recurring basis:

At September 30, 2021		Fair Value Measurement at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Atlanta Landsight, LLC	$6,134,268	$-	$-	$6,134,268
SHOC Holdings LLC	762,454	-	-	762,454
Hotal Service LLC	-	-	-	-
Short term loans	898,290	-	-	898,290

Total Assets	$7,795,012	$-	$-	$7,795,012

At December 31, 2020		Fair Value Measurement at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Atlanta Landsight, LLC	$4,997,614	$-	$-	$4,997,614
SHOC Holdings LLC	940,837	-	-	940,837
Hotal Service LLC	-	-	-	-
Short term loans	782,754	-	-	782,754

Total Assets	$6,721,205	$-	$-	$6,721,205

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

The following table presents the changes in Level 3 instruments measured on a recurring basis:

Nine Months Ended September 30, 2021	Portfolio Investments
January 1, 2020	$7,493,777
Total gains or losses (realized/unrealized):
Included in earnings	42,965
Included in other comprehensive income	(361,716)
Purchases, issuance and settlements	619,986
Transfers in/out of Level 3	-

March 31, 2021	$7,795,012

Year Ended December 31, 2020	Portfolio Investments
January 1, 2020	$8,667,749
Total gains or losses (realized/unrealized):
Included in earnings	996,342
Included in other comprehensive income	(1,772,571)
Purchases, issuance and settlements
Transfers in/out of Level 3	-

December 31, 2020	$7,891,520

UC ASSET, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - CONCENTRATIONS OF CREDIT RISK

a) Cash Funds held by the Partnership are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Partnership’s cash balance was in excess of FDIC insured limits by $298,595 and $798,743 at September 30, 2021 and December 31, 2020.

NOTE 6 - CAPITAL

The Partnerships capital structure consists of one General Partner and 81 limited partners. The Partnerships total contributed capital was $8,077,540 at September 30, 2021 and December 31, 2020. The limited partner common units are 5,635,306 at September 30, 2021 and December 31, 2020. The limited partner preferred Series A units are 166,667 at September 30, 2021 and December 31, 2020.

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

NOTE 7 - MANAGEMENT FEES - RELATED PARTY

The Partnership pays annual management fees to UCF Asset LLC. Management fees are calculated at 2.0% of assets under management on the first day of the fiscal year, payable quarterly. Management fees were $135,863 and $137,502 for the nine months ended September 30, 2021 and 2020, respectively.

NOTE 8 - SUBSEQUENT EVENTS

(a) Portfolio Investments In the fourth quarter 2021, the Company entered into two agreements regarding the $1,200,000 convertible note received in payment of the sale of its Texas property. This note matured on October 30, 2021. In the first agreement the Company agreed to accept 100 million shares of restricted common stock of Puration Inc. as payment of the $96,000 in interest accrued through October 30, 2021. The shares were valued on November 1, 2021 at $1.46 million. The Company also entered into an assignment of the principal amount of the note to a third party. The third party is required to pay for this assignment in 5 tranches, four at $250,000 every ninety days and the final $200,000 within 390 days of the effective date of the agreement.

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

Overview

UC Asset LP partnership (“UC Asset,” the “Company,” the “Partnership”, “we,” or “us”) is a limited partnership formed on February 01, 2016 under the laws of the State of Delaware. The business is structured as a publicly traded limited partnership (Master Limited Partnership or MLP) rather than a real estate investment trust (REIT), with the intention to appeal to investors looking for long-term growth. As a matter of fact, we are the only real estate MLP quoted on OTCQX.

Our business purpose is to invest in our portfolio investments, primarily real estate properties, for the purpose of capital appreciation. Upon investing in a property, we may hold for appreciation, or we may seek to collect investment incomes from continuous operation of the property. As investor, we do not manage the operation of any property, except for some insignificant and non-material management activities. We intend to form partnerships with third party operators/managers, under which the third party will acquire the right to operate/manage our property by paying rent, forming a profit-sharing partnership, or by other arrangements which may be innovative. We usually require the third-party bear all operating cost, except for a few insignificant expenditures such as property owner insurance.

Our business strategy is to carry on innovative, or otherwise active, real estate investment strategies, in order to maximize the Company’s returns.

We intend to form separate subsidiaries to conduct our investments. Each of the subsidiaries focuses on a specialized investment strategy. By and as of September 30, 2021, our business operations are being performed primarily through our wholly-owned subsidiaries Atlanta Landsight LLC and SHOC Holdings LLC. Both are State of Georgia LLCs.

Atlanta Landsight LLC, (“ALS”), invests in residential and commercial properties in the Atlanta metropolitan area. It was initially created to focus on residential (“house flip”) market. Over time, ALS’ strategy has shifted to innovative investment in non-residential properties in metro Atlanta. In the second quarter of 2021, ALS acquired historical Rufus Rose House in downtown Atlanta, through a standard real estate purchase deal. Beside continuous use of the House as a commercial property (office space), the Company will partner with block-chain technology companies to issue Non-fungible Tokens (“NFT”) based on certain derivative property rights (For example, the right to use the image of the property for business purpose). If this business strategy proves to be a success, ALS may acquire more historical buildings to form similar business partnerships.

SHOC Holdings LLC (“SHOC LLC”) invests in SHOC properties. SHOC, is an acronym standing for Shared Home-Office Cluster/Community. SHOC properties are variation of “home rental” properties, which have been developed and operated by companies such as Airbnb (NASDAQ: ABNB) and Vrbo. The difference of SHOC from other “home rentals” is that SHOC properties are defined as home-offices for short rental, targeting business travelers. Based on our market research, business travelers are an underserved group among “home rental” customers. Our definition of SHOC property is that it will locate nearby major airports or business center districts, and its units will be equipped with home-office facilities such as hi-speed internet, video conferencing, office accessories and other tools to empower today’s business travelers. Meanwhile, a SHOC should also present the home-style charm, including full-equipped kitchen, to serve travelers with a home office away from home.

In April 2021, SHOC LLC made its first investment by acquiring a triplex building in downtown Atlanta in April 2021, for a consideration of approximately $750,000, through a standard real estate purchase transaction. Since then, it has formed a non-binding partnership with an independent third-party, which will manage and operate the property as short rental on Airbnb and similar platforms.

Other Investment Strategies

On September 29, 2021, the Company announced that we will expand our portfolio into cannabis properties. The Company announced on November 15, 2021 that we will adopt an investment model similar to those implemented by some other public companies, such as Power REIT(NYSE: PW). It was also announced that we had developed a pipeline of possible investment opportunities.

The Company owns another wholly-owned State of Georgia LLC, the Hotal LLC, which has no operation and carries zero book value.

We occasionally invest in private debts and other non-real estate opportunities, to the extent that the revenue generated from those opportunities will not exceed ten percent (10%) of total revenue of the Company. As of and by September 30, 2021, UC Asset LP held debt investments of approximately $731,000 in total. $700,000 of those debts were assigned to SHOC LLC as a capital contribution in the fourth quarter of 2020, which was reversed in the third quarter 2021.

Results of Operations

Our business purpose is to invest for capital appreciation. Among all financial indicators, the management perceives the increase of our book value per common unit (BVPU) as a key indicator of capital appreciation. Our BVPU has grown from $1.156 as of March 01, 2016, to $1.534 (fully diluted) as of September 30, 2021, after a $0.050 per unit distribution in 2018. The following table shows the change of BVPU over 12-month period ended September 30, 2021:

Period end	BVPU pre-dilution	BVPU Fully-diluted *
September 30, 2020-unaudited	$1.363	$1.319
December 31, 2020	$1.583	$1.538
September 30, 2021 - unaudited	$1.534	$1.484

Table I: BVPU of UC Asset LP, for the reporting period.

*	Based on the assumption that all preferred units/convertible notes were converted into maximum possible number of common units. Currently there are 166,667 preferred units issued and they could possibly be converted at $1.60/unit into a maximum number of 187,500 common units.

On September 29, 2021, the Company announced that it may distribute a dividend of $0.10 per common unit for the year of 2021.

Material Changes in Financial Statements

Three months ended September 30, 2021

During the three months ended September 30, 2021, our portfolio investment increased by $1.4 million, which were mostly from the acquisition of a historic landmark building, the Rufus Rose House, for a consideration of approximately $1.65 million.

Our cash and cash equivalent decreased by $1.9 million, which reflected mostly 1) the change of our portfolio investment, and 2) our operational expenses, which were $0.2 million during this period, consisting principally of management fees paid to our general partner, and professional fees.

Our realized loss during this period is $0.09 million, and our unrealized loss during this period is $0.26 million. The numbers are results of our continuous portfolio management.

During the 3 months period ended September 30, 2020, we recorded an increase in net equity of $0.07 million, mostly from our operational expenses offset by unrealized gains.

Nine months Ended September 30, 2021

During the nine-month period ended September 30, 2021, our portfolio investment increased by $0.3 million, which were mostly from: 1) the acquisition of our first Airbnb-based SHOC property, for a consideration of approximately $750,000, in the second quarter; 2) the acquisition of a historic landmark building, the Rufus Rose House, for a consideration of approximately $1.65 million, in the third quarter; and 3) the liquidation of two residential properties.

Our cash and cash equivalent decreased by $0.6 million, which reflected mostly 1) the change of our portfolio investment, and 2) our operational expenses, which were $0.5 million during this period, consisting principally of management fees paid to our general partner, and professional fees.

Our realized gain during this period is $0.04 million, and our unrealized loss during this period is $0.36 million. The numbers are results of our continuous portfolio management.

During the 9 months period ended June 30, 2020, we recorded a decrease in net equity of $0.8 million, mostly from our operational expenses and continuous portfolio management.

Trend information

The following discussion covers some significant trends or uncertainties affecting our business during the reporting period, in our industry, or to the macro economy, which had impacts on our continuing operations, particularly on our portfolio investments.

Impact of COVID-19 on national and local real estate markets

COVID-19 pandemic has had a huge impact on real estate markets. We have closely followed its impacts. We published a “White Paper” on February 23, 2021, to outline our major observations, analyses, and conclusions. In the White Paper the management concluded that the unusual price hike of residential property in 2020 and 2021 was an unexpected consequence of the pandemic, and therefore not sustainable, and probably will peak in the second half of 2021. The White Paper also concluded that fast rising construction costs, which is also a consequence of COVID-19 pandemic, made it undesirable to invest into residential homes that need redevelopments.

For a detailed discussion on the impact of COVID pandemic on real estate market, please refer to a whitepaper published by us: https://www.ucasset.com/WhitePapers/2021%20Management%20White%20Paper.pdf

Application of blockchain technology (NFT) in real estate industry

In the beginning of the third quarter of 2021, ALS acquired historical Rufus Rose House in downtown Atlanta through a standard property purchase deal. It will partner with block-chain technology companies to issue Non-fungible Tokens (“NFT”) based on certain derivative property rights (For example, the right to use the image of the property for business purpose). According to the projection provided by the third party, ALS may collect $1 million to $5 million from sales of those NFTs. This projection is of a broad range and highly speculative. The actual result may vary significantly from the projection. As of and by the end of this reporting period, the management has no reasonable ground to determine whether and/or when any of the projected sales will be realized. It is worthy to notice that ALS acquired Rufus Rose House on the basis of its commercial value as an office building, and any sales from NFTs representing the properties’ intangible and historic value will provide extra return on this investment. To sum up, NFT licensing fee is potentially an extra source of return that may have significant positive impact on our operation results, but it is of high uncertainties and not reliable at this moment.

Expansion of our portfolio into cannabis properties

On September 29, 2021, the Company announced that we will expand our portfolio into cannabis properties. As of and by September 30, 2021, we have not disclosed any specific plan regarding cannabis property investments. On November 15, 2021, we announced that we will follow similar investment strategies implemented by other public companies, such as Power REIT (NYSE: PW). It was also announced that we had developed a pipeline of possible investment opportunities.

Pending receipt of 100 million restricted shares of PURA Inc (OTC: PURA)

On November 04, 2021, the Company reached a debt settlement agreement with PURA Inc, which owed $1.2 million to the Company in form of a convertible note, which matured at October 30, 2021 and was defaulted by PURA. Under the debt settlement agreement PURA would pay back the principal of $1.2 million in five payments spreading over 12 months, or have a third party acquired the principal for $1.2 million in five payments spreading over 12 months, and would issue the company 100 million restricted shares within 15 business days. By and as of the day of filing this report, the Company has not received the 100 million restricted shares, although the process has started.

Once received, the Company shall be able to book these shares valued at their current market price, which, based on PURA’s share price so far November, may range between $1.3 million to $1.7 million. This will increase the net equity of the Company by the same amount. However, given the volatility of OTC stocks, the Company will reserve a provisional loss on these shares, which will be decided on basis of PURA’s trading history with consideration to the uncertainty in the next 12 months. Due to the provisional loss, the increase of the Company’s net equity will be significantly less than the projected $1.3 million to $1.7 million.

Critical accounting estimates

Since our inception, we have adopted fair market accounting under ASC (Accounting Standards Codification) 946-10-15. The fair market value of our portfolio properties is assessed and reassessed each and every year by the end of fiscal year, using one of the following methods: 1) independent appraisals conducted by licensed and independent third parties; 2) executed contracts which provides definitive amount of selling a property, discounted to current value; or 3) cost-based valuation when there are no obviously reasonably methods to follow.

At this moment, a major portion of our portfolio properties are appraised annually, using data collected by and as of the end of calendar year. Since property market may be volatile during the year, the appraised valuation may not reflect the real value of these properties. In the future, we may appraise our portfolio properties on semi-annual bases, so that our financial statements will better represent the reality of our operation.

For the year of 2021, the year-end appraisal may result in a substantial increase of book value of the Rufus Rose House, since management believes that we acquired the property at a price substantially under its fair market value.

Liquidity and Capital Resources

Cash Flows

As an investor, we do not manage the operation of any of our portfolio property, except for some insignificant and non-material operative activities. We intend to form partnerships with third party operators/managers, under which the third party will acquire the right to operate/manage our property by paying rent, forming a profit-sharing partnership, or by other arrangements which may be innovative. We usually require the third-party bear all operating cost, except for a few insignificant expenditures such as property owner insurance.

Under such a business model, we don’t usually have significant amount of cash commitments from our daily operation, except for 1) management fees and professional fees, which are usually stable and predictable period-to-period; and 2) due amount of our debt financing. Besides these cash commitments, our demand for cash comes primarily from our desire to expand our portfolio by making new investments, for which the amount and schedule are highly controllable by the management, and will unlikely constitute any mandatory cash commitments.

The following table shows a summary of cash flows for the periods set forth below:

	Nine months Ended September 30, 2021	Nine months Ended September 30, 2020
Net cash used in operating activities	$(348,853)	$(667,642)
Net cash (used in) provided by investing activities	$(644,745)	$807,886
Net cash provided by financing activities	$400,000	$532,000
Cash at beginning of period	$1,419,710	$153,687
Cash at end of period	$826,112	$825,931

Net Cash (Used in) Provided in Operating Activities

For the nine months ended September 30, 2020, our net cash used in operating activities are primarily the result of 1) management fees; 2) professional fees; 3) $346,000 of lost in selling two properties under their book values; and 4) other miscellaneous spending.

For the nine months ended September 30, 2021, our net cash used in operating activities are primarily the result of 1) management fees; 2) professional fees; and 3) other miscellaneous spending.

Net Cash (Used in) Provided by Investing Activities

For the nine months ended September 30, 2020, net cash provided by investing activities was primarily the result of approximately $1,807,000 we received selling four residential properties, minus: approximately $545,000 invested on improvement of properties, and $400,000 investment in debt.

For the nine months ended September 30, 2021, net cash provided by investing activities was primarily the result of approximately $1,910,000 received from selling two residential properties, minus: $750,000 invested in acquiring one commercial property, $1,650,000 invested in acquiring a historic landmark commercial property, and approximately $168,000 into the preservation of a landmark property and improvement on other properties.

Net Cash Provided by Financing Activities

For the nine months ended September 30, 2020, net cash provided by financing activities was primarily the result of increase in a construction loan utilized by Atlanta Landsight of $232,000, plus net proceeds of $300,000 in contribution by a limited partner through issuance of Series-A Preferred Units.

For the nine months ended September 30, 2021, net cash provided by financing activities was primarily the result of an acquisition loan utilized by SHOC Holdings LLC, in the amount of $400,000.

Commitments and Contingencies

We pay quarterly management fees to our general partner, UCF Asset LLC. Management fees are calculated at 2.0% of assets under management as of the last day of our preceding fiscal year. Management fees for the three months ended September 30, 2020 and 2021 were $45,287 and $44,613, respectively. Management fees for the nine months ended September 30, 2020 and 2021 were $135,861 and $133,838, respectively.

We lease space from an unaffiliated third party at 2299 Perimeter Park Drive, Suite 120 in Atlanta, GA. Rent is paid monthly and the amount paid is as follows: $2,158 from November 2, 2020 through November 1, 2021, and $2,374 on a monthly basis since November 2, 2021. Pursuant to the terms of the lease, we have provided a deposit of $2,189 to the landlord.

We have an outstanding debt of $400,000 and are paying monthly interest on an annual rate of 4.25%. The debt matures in the third quarter of 2022.

On September 29, 2021, the Company announced that it may distribute a dividend of $0.10 per common unit for the year of 2021. If delivered, the total amount of dividend will be approximately $548,500 based on the number of outstanding shares. The dividend will be distributed in the first or second quarter of 2022, after the companies 2021 financials are audited.

Capital Resources

Since our inception, we have funded our operations primarily through the sale of limited partner interests in private placements. Prior to our public offering, there were 42 limited partners in the Partnership, who invested a total amount of $6.9 million. Our Initial Public Offering pursuant to the requirements of Regulation A plus was closed on October 12, 2018. The gross amount of capital raised in the offering was $1.45 million. We had a total of 80 limited partners after the IPO. On March 02, 2020, we closed a private placement from an accredited investor, pursuant to which the Company raised a total of $300,000. Altogether, we have raised a total amount of $8.65 million from selling our equity interest.

The Company may raise more capital through private or public offering of its partnership interests. There are no guarantees, however, that the Company will be able to do so.

Debt financing

As of and by September 30, 2021, our outstanding debt includes a loan facility of $400,000 from a local bank, utilized by our subsidiary SHOC LLC. It matures in the third quarter of 2022 and carries an annual interest of 4.25%.

Off Balance-sheet Arrangements

The Company doesn’t have any off balance-sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021.

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

Management has conducted, with the participation of our principal executive officer and our principal accounting officer, an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2021 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of September 30, 2021, our Company’s internal control over financial reporting was not effective based on present Company activity. Our Company is in the process of adopting specific internal control mechanisms. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over Company activities as well as more stringent accounting policies to track and update our financial reporting.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended September 30, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

There are no unregistered sales of equity securities during the reporting period.

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

By:	/s/ Gregory Charles Bankston	and	/s/ Xianghong Wu
Gregory Charles Bankston Managing General Partner			Xianghong Wu Majority Member of General Partner

November 22, 2021			November 22, 2021